Form 10-Q
period 1996-06-30
JEFFBANKS INC
filed 1996-08-01
CIK 904101

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  Commission file number 0-22850
June 30, 1996

                                 JeffBanks, Inc.
- - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




Pennsylvania                                          23-2189480
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

1609 Walnut Street
Philadelphia, PA                                        19103
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including
  area code                                          215-564-5040


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No

Number of Shares of Common Stock Outstanding at June 30, 1996:   3,957,198

                                 JeffBanks, Inc.
                           Consolidated Balance Sheet
                                    UNAUDITED

                                                       June 30,   December 31,
                                                         1996         1995
Assets:                                                    (in thousands)

Cash and cash equivalents:
    Cash and due from banks .......................   $  31,831    $  53,309
    Federal funds sold ............................      36,325       37,575
                                                      ---------    ---------
                                                         68,156       90,884

Investment securities available for sale ..........     151,679      141,873
Investment securities held to maturity ............       1,047        3,889
Mortgages held for sale ...........................         499          484
Loans, net ........................................     685,976      659,272
Premises and equipment, net .......................      12,764       12,880
Accrued interest receivable .......................       6,333        6,004
Other real estate owned ...........................       3,573        3,751
Goodwill ..........................................       8,663        8,978
Other assets ......................................      12,171       10,991
                                                      ---------    ---------
    Total assets ..................................   $ 950,861    $ 939,006
                                                      =========    =========

Liabilities and shareholders' equity:

Deposits:
    Demand (non-interest bearing) .................   $ 115,347    $ 145,064
    Savings and money market ......................     240,314      245,234
    Time deposits .................................     265,969      265,866
    Time deposits, $100,000 and over ..............      81,500       68,803
                                                      ---------    ---------
                                                        703,130      724,967

Securities sold under repurchase agreements .......      83,778       46,549
FHLB advances .....................................      45,000       75,000
Subordinated notes and debentures .................      32,000        9,000
Accrued interest payable ..........................       8,037        6,216
Other liabilities .................................       3,009        3,963
                                                      ---------    ---------
    Total liabilities .............................     874,954      865,695
                                                      ---------    ---------

Shareholders' equity:
    Common Stock - authorized, 10,000,000 shares of
     $1 par value; issued and outstanding 3,957,198
     and 3,946,776 shares, respectively ...........       3,957        3,947
    Additional paid-in capital ....................      53,687       53,470
    Retained earnings .............................      18,694       15,427
    Net unrealized gain (loss) on investment
     securities available for sale ................        (431)         467
                                                      ---------    ---------
    Total shareholders' equity ....................      75,907       73,311
                                                      ---------    ---------
    Total liabilities and shareholders' equity ....   $ 950,861    $ 939,006
                                                      =========    =========

   The accompanying notes are an integral part of these financial statements.

                                        JeffBanks, Inc.
                             Consolidated Statements of Income
                                          UNAUDITED

                                                       Six Months         Three Months
                                                      Ended June 30,      Ended June 30,
                                                      1996     1995       1996     1995
                                                    (in thousands, except per share data)
Interest income:
     Loans including fees .......................   $31,044   $26,184   $15,608   $13,645
     Investment securities ......................     4,474     2,143     2,318     1,081
     Federal funds sold .........................     1,024       915       509       593
                                                    -------   -------   -------   -------
                                                     36,542    29,242    18,435    15,319
                                                    -------   -------   -------   -------

Interest expense:
     Time deposits, $100,000 and over ...........     2,280     1,715     1,150       949
     Other deposits .............................    10,944     8,836     5,510     4,662
     FHLB advances ..............................     1,286     1,039       477       696
     Subordinated notes and debentures ..........       964       428       717       214
     Securities sold under repurchase agreements      1,062       385       645       231
                                                    -------   -------   -------   -------
                                                     16,536    12,403     8,499     6,752
                                                    -------   -------   -------   -------

         Net interest income ....................    20,006    16,839     9,936     8,567

Provision for credit losses .....................     1,329     1,155       705       615
                                                    -------   -------   -------   -------

         Net interest income after provision
          for credit losses .....................    18,677    15,684     9,231     7,952
                                                    -------   -------   -------   -------

Non-interest income:
     Service fees on deposit accounts ...........     1,494     1,291       777       666
     Mortgage servicing fees ....................       417       449       206       234
     Gain on sales of residential mortgages and
       capitalized mortgage servicing rights ....       225       125       105        82
     Gain on sales of investment securities .....        78       155        78        35
     Merchant and consumer credit card fees .....       750       534       429       247
     Other ......................................       400       433       210       153
                                                    -------   -------   -------   -------
                                                      3,364     2,987     1,805     1,417
                                                    -------   -------   -------   -------

Non-interest expense:
     Salaries and employee benefits .............     6,952     5,813     3,530     2,890
     Occupancy expense ..........................     1,592     1,499       785       728
     Depreciation ...............................       768       758       383       369
     FDIC expense ...............................        11       675         5       338
     Data processing expense ....................       587       544       289       289
     Legal and auditing .........................       454       365       217       204
     Stationery, printing and supplies ..........       398       313       219       171
     Shares tax .................................       317       228       159       120
     Advertising ................................       615       339       283       175
     Other real estate owned maintenance expense         97       231        45       135
     Loss on sale and write-downs of other
      real estate owned .........................        32        30
     Amortization of intangibles ................       623       253       313       151
     Merchant and consumer credit card expense ..       637       414       352       212
     Other ......................................     2,012     1,947     1,084       851
                                                    -------   -------   -------   -------
                                                     15,095    13,409     7,664     6,633
                                                    -------   -------   -------   -------

Income before income taxes ......................     6,946     5,262     3,372     2,736
Income taxes ....................................     2,511     1,781     1,216       927
                                                    -------   -------   -------   -------

         Net income .............................   $ 4,435   $ 3,481   $ 2,156   $ 1,809
                                                    =======   =======   =======   =======
Per share data:
Net income applicable to common stock * .........   $ 4,435   $ 2,828   $ 2,156   $ 1,484
Average number of common shares and equivalents *     4,025     2,957     4,028     2,960
Net income per common share - primary ...........   $  1.10   $  0.96   $  0.54   $  0.50
Net income per common share - fully diluted .....   $  1.10   $  0.90   $  0.54   $  0.47


* In the fourth quarter of 1995 all outstanding preferred was converted stock into common stock.

          The accompanying notes are an integral part of these financial statements.

                                                     JeffBanks, Inc.

                            Consolidated Statement of Changes in Shareholders' Equity
                                                        UNAUDITED

                                                                                 Net unrealized
                                                                                   gain (loss)
                                                                                  on securities
                                    Common         Additional        Retained       available
                                     Stock       paid-in-capital     earnings        for sale          Total
                                                                   (in thousands)
Balance at December 31, 1995 ...   $      3,947   $     53,470    $     15,427    $        467    $     73,311
Net income .....................           --             --             4,435            --             4,435
Issuance of common stock for ...           --
 401(K) plan ...................              7            189            --              --               196
Costs to establish a dividend ..           --
 reinvestment plan .............           --              (26)           --              --               (26)
Issuance of common stock for
 dividend reinvestment plan ....              3             54            --              --                57
Cash dividends on common stock .           --             --            (1,168)           --            (1,168)
Change in net unrealized loss on           --
 securities available for sale .           --             --              --              (898)           (898)
                                   ------------   ------------    ------------    ------------    ------------
Balance at June 30, 1996 .......   $      3,957   $     53,687    $     18,694    $       (431)   $     75,907
                                   ============   ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.


                                                          JeffBanks, Inc.

                                   Consolidated Statement of Changes in Shareholders' Equity
                                                             UNAUDITED

                                                                                         Net unrealized
                                                                                           gain (loss)
                                                                                          on securities
                                        Common     Preferred    Additional      Retained    available
                                        Stock        Stock    paid-in-capital   earnings     for sale        Total
                                                                         (in thousands)
Balance at December 31, 1994 .....   $    2,734   $      186    $   47,714    $   15,001    $   (1,259)   $   64,376
Net income .......................         --           --            --           3,481          --           3,481
Conversion of preferred stock ....            8           (6)           (2)         --            --            --
Issuance of common stock for
 401(K) plan .....................            5         --              94          --            --              99
Costs to acquire minority interest
 in JBNJ .........................         --           --             (15)         --            --             (15)
Cash dividends on preferred stock
                                12%        --           --            --            (120)         --            (120)
                                11%        --           --            --            (107)         --            (107)
                               9.5%        --           --            --            (285)         --            (285)
                                 8%        --           --            --            (140)         --            (140)
Cash dividends on common stock ...         --           --            --            (688)         --            (688)
Change in net unrealized loss on
 securities available for sale ...         --           --            --            --           1,177         1,177
                                     ----------   ----------    ----------    ----------    ----------    ----------
Balance at June 30, 1995 .........   $    2,747   $      180    $   47,791    $   17,142    $      (82)   $   67,778
                                     ==========   ==========    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                             JeffBanks, Inc.

                                 Consolidated Statements of Cash Flows
                                                UNAUDITED

                                                                        Six Months Ended June 30,
                                                                             1996        1995
                                                                              (in thousands)
Operating activities:
    Net income .........................................................   $  4,435    $  3,481
    Adjustments to reconcile net income to cash provided by
       operating activities:
    Depreciation and amortization ......................................      1,719       1,333
    Provision for credit losses ........................................      1,329       1,155
    Gain on sales of investment securities .............................        (78)       (155)
    Mortgage loans originated for sale .................................    (12,496)     (7,179)
    Mortgage loan sales ................................................     12,481       7,214
    Increase in interest receivable ....................................       (329)       (137)
    Increase in interest payable .......................................      1,821       1,559
    Increase in other assets ...........................................     (1,025)     (1,537)
    Decrease in other liabilities ......................................       (954)       (575)
                                                                           --------    --------
       Net cash provided by operating activities .......................      6,903       5,159
                                                                           --------    --------

Investing activities:
    Proceeds from sales of investment securities available for sale ....      2,752      17,095
    Proceeds from maturities of investment securities available for sale     45,037      11,660
    Proceeds from maturities of investment securities held to maturity .      2,839       4,018
    Proceeds from sales of other real estate owned .....................      1,525       2,109
    Purchase of investment securities available for sale ...............    (59,203)    (51,409)
    Net increase in loans ..............................................    (29,380)    (36,931)
    Purchase of premises and equipment .................................       (652)     (1,130)
                                                                           --------    --------
       Net cash used in investing activities ...........................    (37,082)    (54,588)
                                                                           --------    --------

Financing activities:
    Net (decrease) increase in deposits ................................    (21,837)      2,230
    Net increase in repurchase agreements ..............................     37,229      11,565
    Net proceeds from issuance of common stock .........................        227          85
    Net (decrease) increase in FHLB advances ...........................    (30,000)     10,000
    Proceeds from issuance of subordinated notes .......................     23,000
    Dividends paid on preferred stock ..................................       --          (653)
    Dividends paid on common stock .....................................     (1,168)       (688)
                                                                           --------    --------
       Net cash provided by (used in) financing activities .............      7,451      22,539
                                                                           --------    --------

Net decrease in cash and cash equivalents ..............................    (22,728)    (26,890)
Cash and cash equivalents at beginning of year .........................     90,884      98,037
                                                                           --------    --------
Cash and cash equivalents at end of period .............................   $ 68,156    $ 71,147
                                                                           ========    ========

                The accompanying notes are an integral part of these financial statements.

Note 1 - Allowance for Credit Losses:
      Changes in the allowance for credit losses are as follows:

                                      Six months ended June 30,
                                          1996        1995
                                           (in thousands)
     Balance, beginning of period ..   $ 14,032    $  7,727
     Provision charged to operations      1,329       1,155
     Loans charged off .............     (2,371)     (1,410)
     Recoveries ....................        176          79
                                       --------    --------
     Balance, end of period ........   $ 13,166    $  7,551
                                       ========    ========

     The balances of impaired loans were $12,514,000 and $8,083,000 respectively, at June 30, 1996 and 1995. The allowance for credit losses associated with impaired loans was $3,748,000 and $2,088,000, respectively, at those dates. Total cash collected on impaired loans during the first six months of 1996 and 1995, respectively was $869,000 and $814,000, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during those respective periods was $596,000 and $376,000. No related interest income was recognized during the period.

Note 2 - Investment Securities:
      The carrying value and approximate market value of investment securities at June 30, 1996, are as follows:

                                                  Gross       Gross
                                   Amortized    unrealized  unrealized   Approximate   Carrying
                                     cost         gains       losses     market value    value
                                                          (in thousands)
Available for Sale:
U.S. treasury securities ......   $   57,840   $        5   $      173   $   57,672   $   57,672
Federal agency obligations ....       84,482           31          543       83,970       83,970
State and municipal obligations        4,282           42           15        4,309        4,309
Other securities ..............        5,728         --           --          5,728        5,728
                                  ----------   ----------   ----------   ----------   ----------
Total .........................   $  152,332   $       78   $      731   $  151,679   $  151,679
                                  ==========   ==========   ==========   ==========   ==========

Held to Maturity:
Federal agency obligations ....   $      357   $     --     $     --     $      357   $      357
State and municipal obligations          690            8         --            698          690
                                  ----------   ----------   ----------   ----------   ----------
Total .........................   $    1,047   $        8   $     --     $    1,055   $    1,047
                                  ==========   ==========   ==========   ==========   ==========

Note 3:
     The unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as discussed in these notes.

Note 4:
     Primary earnings per common share are calculated by dividing net income applicable to common stock by the weighted average number of common shares and stock option common share equivalents outstanding during the period. Fully diluted earnings per share give effect to the increase in average shares that would be outstanding, and the increase in net income applicable to common stock that would result, from the assumed conversion of the Company's dilutive convertible preferred stock. On October 6, 1995 all outstanding preferred stock was called for redemption, and was converted into common stock.

Note 5:
     On March 25, 1996, JBI issued $23,000,000 of 8.75% subordinated notes, maturing April 1, 2006, and callable after April 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of Operations

Net income. Net income for JeffBanks, Inc. (JBI) amounted to $4.4 million for the six months ended June 30, 1996 as compared to $3.5 million for the six months ended June 30, 1995. The increase between the two periods reflected a significant increase in net interest income.

Net Interest Income and Average Balances. Net interest income was $20 million for the first six months of 1996, compared to $16.8 million for the first six months of 1995, an increase of $3.2 million or 19%. Yields on interest earning assets decreased to 8.37% for the first six months of 1996 from 8.57% in the prior year period, a difference of .20%. The decrease reflected reductions in commercial loan rates tied to the prime rate, which decreased between the two periods. However, the cost of interest bearing liabilities increased to 4.50% in 1996 from 4.42% in 1995, a difference of .08%. The increase reflected the impact of the $23 million of subordinated notes issued in 1996, and the maintenance of deposit yields which were comparable to the prior year. Accordingly, the net yield on JBI's interest earning assets decreased to 4.58% in 1996 as compared to 4.93% in the comparable prior year period, a difference of .35%.
      Average balances for demand, savings and money market deposits increased to $364.1 million in 1996 compared to $313.7 million in the comparable 1995 period, an increase of $50.4 million or 16%. Average balances for time deposits increased to $348.6 million for the first six months of 1996, compared to $280.2 million for the comparable year period, an increase of $68.4 million or 24%.
     In the first six months of 1996, average interest earning assets totaled $872.8 million, an increase of $189.5 million or 28% over the 1995 comparable period. Reflected in that net increase was a $110.2 million or 19% increase in average loans to $679.5 million. In the first six months of 1996, average interest bearing liabilities totaled $734.4 million, an increase of $173.3 million or 31% over 1995.
      Reflected in the increased average balances are amounts resulting from the August 4, 1995 acquisition of Constitution Bank (Constitution).

Non-Interest Income. Total non-interest income for the first six months of 1996 was $3.4 million compared to $3.0 million for the first six months of 1995, an increase of $377,000 or 13%. Service fees on deposit accounts for 1996 amounted to $1.5 million, an increase of $203,000 or 16% over the comparable prior year period. The increase in service fees on deposit accounts resulted primarily from growth in core deposit accounts from which most of the fees are generated, including accounts acquired in the acquisition of Constitution. Gain on sales of residential mortgages increased to $225,000 in 1996, an increase of $100,000 or 80% over 1995. The increase was due primarily to increased volume. Merchant and consumer credit card fees increased to $750,000 in 1996. Increases reflected in this total were offset by increases in merchant and consumer credit card expense and reflected higher volume.

Non-Interest Expense. Total non-interest expense for the first six months of 1996, was $15.1 million, compared to $13.4 million for the comparable prior year period, an increase of $1.7 million or 13%. Salaries and employee benefits amounted to $7 million for 1996, an increase of $1.1 million or 20% over the comparable 1995 period. Of the increase in salaries, $277,000 reflected expansion of the commercial loan department and $75,000 reflected expansion of the consumer loan department. A de novo branch and a branch retained from the Constitution acquisition resulted in $130,000 of increases. The increase also reflected annual merit increases for which most employees are eligible and which averaged 2 1/2% - 4 1/2% as well as a $200,000 increase in the estimated ESOP contribution.
     Occupancy expense increased to $1.6 million for the first six months of 1996, an increase of $93,000 or 6%. The increase reflected the impact of the branch retained from the Constitution acquisition and the de novo branch.
     FDIC expense decreased to $11,000 for the first six months of 1996, a decrease of $664,000 or 98%, as a result of decreases in insurance rates. However, those rates may be increased at any time.
     Data processing expense increased to $587,000 for the first six months of 1996, an increase of $43,000 or 8% over the comparable prior year period. The increase reflected increases in transaction volume which included the Constitution acquisition.
     Legal and auditing expense increased to $454,000 for the first six months of 1996, an increase of $89,000, or 24% over 1995. The increase reflected legal fees on several unrelated matters.
     Stationary, printing and supplies increased to $398,000 for the first six months of 1996, an increase of $85,000 or 27%. The increase reflected the impact of acquisitions and a $21,000 increase in credit card supplies.
     Shares tax increased to $317,000 for the first six months of 1996, an increase of $89,000 or 39%. The increase reflected increases in shareholders' equity which are utilized in the six year moving average computation on which the tax is assessed, including increases in equity resulting from acquisitions.
     Advertising increased to $615,000 for the first six months of 1996, an increase of $276,000 or 81% over the comparable 1995 period. Approximately $125,000 of the increase resulted from a one time advertising campaign advertising promotional personal transaction accounts. An additional $125,000 resulted from promotional expense in connection with credit card programs.
     Decreases in other real estate owned maintenance expense reflected reduced amounts of other real estate owned.
     Amortization of intangibles increased to $637,000 for 1996, an increase of $370,000 or 146% over 1995. Substantially all of the increase resulted from the amortization of goodwill and core deposit intangibles from the Constitution acquisition.

Liquidity and Capital Resources. The major sources of funding for JBI's investing activities have historically been cash inflows resulting from increases in deposits. Such increases have been utilized primarily to fund net increases in loans. FHLB advances have also been utilized, when relative interest costs were less than those for deposits. Funds not needed for operations are invested primarily in daily federal funds sold and securities.
     Net increases in loans of $29.4 million for the first six months of 1996 compared to $36.9 million for the 1995 period. Cash outflows required for mortgage loans originated for sale amounted to $12.5 million for the first six months of 1996 compared to $7.2 million for the first six months of 1995.
     At June 30, 1996 JeffBanks and its subsidiaries exceeded "well capitalized" ratios as determined by the appropriate regulatory authorities. The following table sets forth the regulatory capital ratios of JBI, Jefferson Bank (Jefferson
PA) and Jefferson Bank of New Jersey (Jefferson NJ) at that date.

                                                               Tier 1 Capital to       Total Capital to
                                          Leverage               Risk-Weighted          Risk-Weighted
                                          Ratio (1)               Assets Ratio           Assets Ratio
                                    June 30,    December 31,  June 30,   December 31, June 30,  December 31,
                                      1996          1995        1996        1995        1996       1995
Entity:
JBI ..........................          6.80%       6.54%       9.37%       9.16%      15.26%      11.74%
Jefferson PA .................          6.40%       6.01%       8.53%       8.26%      14.03%      10.92%
Jefferson NJ .................         13.63%      12.16%      20.52%      17.56%      21.14%      18.13%
"Well capitalized" institution
    (under FDIC Regulations) .          5.00%       5.00%       6.00%       6.00%      10.00%      10.00%

(1) The "leverage ratio" is the ratio of tier 1 capital to average quarterly assets.

Asset and Liability Management
The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of June 30, 1996 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated.

                                            One to 90     91 to 180   181 to 364   One to Two   Three to Five  Over Five
                                               Days          Days        Days         Years         Years         Years
                                                                            (dollars in thousands)
Interest earning assets:
   Mortgages held for sale ..............   $     499
   Loans net of unearned discount .......     302,972     $ 46,476    $  76,214     $  99,874     $ 130,701    $  42,905
   Investment securities:
      Held to maturity:
        Taxable investment securities ...                                   357
        Non-taxable investment securities                                                               270          420
      Available for sale:
        Taxable investment securities ...       7,489        6,124       37,425        53,823        39,568        2,941
        Non-taxable investment securities                      175          301           547         1,236        2,050
      Federal funds sold ................      36,325
                                            ---------    ---------    ---------     ---------     ---------    ---------
Total interest earning assets ...........     347,285       52,775      114,297       154,244       171,775       48,316
                                            ---------    ---------    ---------     ---------     ---------    ---------


Interest bearing liabilities:
   Savings and money market accounts ....     240,314
   Time deposits ........................     138,316       86,479       85,319        25,259        11,304          792
   Securities sold under repurchase
       agreements .......................      83,778
   Other funds borrowed .................      45,000
   Subordinated debentures ..............                                                                         32,000
                                            ---------    ---------    ---------     ---------     ---------    ---------
Total interest bearing liabilities ......     507,408       86,479       85,319        25,259        11,304       32,792
                                            ---------    ---------    ---------     ---------     ---------    ---------
Gap .....................................   $(160,123)   $ (33,704)   $  28,978     $ 128,985     $ 160,471    $  15,524
                                            =========    =========    =========     =========     =========    =========
Cumulative gap ..........................   $(160,123)   $(193,827)   $(164,849)    $ (35,864)    $ 124,607    $ 140,131
                                            =========    =========    =========     =========     =========    =========
Gap to assets ratio .....................        -17%          -4%           3%           14%            17%           2%
Cumulative gap to assets ratio ..........        -17%         -20%         -17%           -4%            13%          15%


Loan Portfolio. The following table summarizes the loan portfolio of JBI by loan category and amount at June 30, 1996 and corresponds to appropriate regulatory definitions. Loans with a principal amount in excess of 2% of JBI's equity capital are generally considered to be large loans. By this standard, large loans were those exceeding $1.5 million at June 30, 1996. Large loans as a percentage of total loans at that date were 12%.
                                                                Book Value
                                                                (dollars in
                                                                 thousands)
Loans secured by real estate:
     Construction and land development .......................   $ 60,916
     Secured by 1-4 family residential properties ............    191,135
     Secured by multifamily (5 or more) residential properties     22,667
     Secured by non-farm non-residential properties ..........    214,880

Commercial and industrial loans:
     To U.S. addresses (domicile) ............................     86,917

Loans to individuals for household, family and other personal expenditures (consumer):
     Credit cards and related plans ..........................      4,350
     Other ...................................................     99,781
Tax exempt industrial development obligations ................      3,843
All other loans ..............................................      1,521
Lease financing receivables, net of unearned income ..........     13,631
                                                                 --------
     Total ...................................................   $699,641
                                                                 ========

Non-Performing Loans. The following table presents the principal amounts of non accrual and renegotiated loans (1) at June 30, 1996 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest.
    At June 30, 1996 the ratio of the allowance for credit losses to total loans amounted to 1.88%. On an annualized basis, the ratio of net charge-offs to average loans was .65% for the six month period ended June 30, 1996.

                                                          June 30,                              December 31,
                                                    -------------------  ------------------------------------------------------
                                                      1996        1995       1995       1994       1993      1992        1991
                                                                                (dollars in thousands)
Loans accounted for on a non-accrual basis .......   $12,514    $ 8,083    $12,118    $ 8,088    $ 4,419    $ 5,445    $ 6,134
Loans renegotiated to provide a reduction or
     deferral of interest or principal ...........      --          750       --          750        797        298         49
                                                     -------    -------    -------    -------    -------    -------    -------
Total non-performing loans (1) ...................    12,514      8,833     12,118      8,838      5,216      5,743      6,183
                                                     -------    -------    -------    -------    -------    -------    -------
Other real estate owned ..........................     3,573      5,481      3,751      4,491      4,918      4,539      2,117
                                                     -------    -------    -------    -------    -------    -------    -------
Total non-performing assets (1) ..................   $16,087    $14,314    $15,869    $13,329    $10,134    $10,282    $ 8,300
                                                     =======    =======    =======    =======    =======    =======    =======
Non-performing loans/total loans (1) .............      1.79%      1.51%      1.80%      1.60%      1.14%      1.31%      1.47%
Non-performing assets/total loans and
     non-performing assets (1) ...................      2.29%      2.43%      2.34%      2.40%      2.18%      2.32%      1.96%
Loans past due 90 days or more as to interest
     or principal payments still accruing interest
     and not included in non-accrual loans .......   $ 5,257    $ 4,090    $ 6,876    $ 5,789    $ 4,560    $ 3,607    $ 9,288
                                                     =======    =======    =======    =======    =======    =======    =======


     The $12.5 million of non-accrual loans(1) at June 30, 1996 compared to $12.1 million at December 31, 1995. The increase reflected approximately $3.0 million of additions, $869,000 of payments, $599,000 of transfers to other real estate owned, $934,000 of charge-offs and $181,000 of returns to accrual status.

Other real estate owned amounted to $3.6 million at June 30, 1996 compared to $3.8 million at December 31, 1995. Activity in the six months ended June 30, 1996 reflected $2 million of additions with sales and other receipts of $1.6 million, and charge-offs of $573,000.

Interest on Non-Accrual Loans.(1) If interest on non-accrual loans(1) had been accrued, such income would have been $596,000 and $376,000, respectively for the first six months of 1996 and 1995.

Provision for Credit  Losses.  The provision for credit losses for the first six months of 1996 was $1.3  million  compared to $1.2  million  for the  comparable prior year period.
- - - --------------------------------------------------------------------------------
(1) Excluding loans past due 90 days or more still accruing interest.

Summary of Credit Loss Experience. The following table summarizes the credit loss experience of JBI for the periods shown:

                                                      June 30,                            December 31,
                                                 ----------------     ---------------------------------------------------
                                                  1996       1995       1995       1994       1993       1992       1991
                                                                           (dollars in thousands)
Balance in the allowance for credit losses at
     beginning of period ....................   $14,032    $ 7,727    $ 7,727    $ 5,283    $ 5,094    $ 4,233    $ 3,313
                                                -------    -------    -------    -------    -------    -------    -------

Loans charged-off:
     Commercial .............................       904        756      1,584        853        183        854      1,085
     Construction ...........................        59       --         --          167       --          134        160
     Real estate mortgage ...................     1,120        502      1,588      1,768      1,274      1,209        617
     Consumer loans and lease financing .....       288        152        451        236        243        157        112
                                                -------    -------    -------    -------    -------    -------    -------
        Total ...............................     2,371      1,410      3,623      3,024      1,700      2,354      1,974
                                                -------    -------    -------    -------    -------    -------    -------

Recoveries:
     Commercial .............................        60          2        184        289       --         --           17
     Construction ...........................      --         --         --         --            1       --         --
     Real estate mortgage ...................        97         37        437        196         31         41       --
     Consumer  loans and lease financing ....        19         40         51         28         28         21         13
                                                -------    -------    -------    -------    -------    -------    -------
        Total ...............................       176         79        672        513         60         62         30
                                                -------    -------    -------    -------    -------    -------    -------
Net charge-offs .............................     2,195      1,331      2,951      2,511      1,640      2,292      1,944
Acquisitions ................................      --         --        6,121      3,098       --         --         --
Provision charged to operations .............     1,329      1,155      3,135      1,857      1,829      3,153      2,864
                                                -------    -------    -------    -------    -------    -------    -------
Balance in allowance for credit losses at end
     of period ..............................   $13,166    $ 7,551    $14,032    $ 7,727    $ 5,283    $ 5,094    $ 4,233
                                                =======    =======    =======    =======    =======    =======    =======
Net charge-offs/average loans     ...........      0.65%      0.47%      0.48%      0.51%      0.38%      0.54%      0.49%

     Charge-offs of $2.4 million for the first six months of 1996 represented a $961,000 increase over the comparable prior year period. Of that increase, approximately $625,000 represented increases due to loans resulting from acquisitions.

Part II. Other Information

SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JEFFBANKS, INC.
                                  (Registrant)

Dated:  August 1, 1996              By /s/ Paul Frenkiel
                                      ------------------------------------------
                                      Paul Frenkiel
                                      Chief Financial Officer

Dated:  August 1, 1996              By /s/ Patricia DiPietro
                                      ------------------------------------------
                                      Patricia DiPietro
                                      Assistant Secretary