Form 10-Q
period 1996-09-30
JEFFBANKS INC
filed 1996-11-12
CIK 904101

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  Commission file number 0-22850
September 30, 1996

                                 JeffBanks, Inc.
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
                                   Yes X No

Number of Shares of Common Stock Outstanding at September 30, 1996:   3,962,267

JeffBanks, Inc.
Consolidated Balance Sheet
UNAUDITED


                                                      September 30, December 31,
                                                           1996         1995
Assets:                                                      (in thousands)

Cash and cash equivalents:
    Cash and due from banks ...........................   $  38,925    $  53,309
    Federal funds sold ................................      32,125       37,575
                                                          ---------    ---------
                                                             71,050       90,884

Investment securities available for sale ..............     154,931      141,873
Investment securities held to maturity ................       1,046        3,889
Mortgages held for sale ...............................         170          484
Loans, net ............................................     694,479      659,272
Premises and equipment, net ...........................      14,192       12,880
Accrued interest receivable ...........................       6,309        6,004
Other real estate owned ...............................       4,131        3,751
Goodwill ..............................................       9,085        8,978
Other assets ..........................................      12,229       10,991
                                                          ---------    ---------
    Total assets ......................................   $ 967,622    $ 939,006
                                                          =========    =========

Liabilities and shareholders' equity:

Deposits:
    Demand (non-interest bearing) .....................   $ 112,374    $ 145,064
    Savings and money market ..........................     272,066      245,234
    Time deposits .....................................     227,982      265,866
    Time deposits, $100,000 and over ..................      81,923       68,803
                                                          ---------    ---------
                                                            694,345      724,967

Securities sold under repurchase agreements ...........      74,587       46,549
FHLB advances .........................................      75,000       75,000
Subordinated notes and debentures .....................      32,000        9,000
Accrued interest payable ..............................       7,839        6,216
Other liabilities .....................................       5,825        3,963
                                                          ---------    ---------
    Total liabilities .................................     889,596      865,695
                                                          ---------    ---------

Shareholders' equity:
    Common Stock - authorized, 10,000,000
      shares of $1 par value; issued and outstanding
      3,962,267 and 3,946,776 shares respectively .....       3,962        3,947
    Additional paid-in capital ........................      53,806       53,470
    Retained earnings .................................      20,407       15,427
    Net unrealized gain (loss) on investment securities
     available for sale ...............................        (149)         467
                                                          ---------    ---------
    Total shareholders' equity ........................      78,026       73,311
                                                          ---------    ---------
    Total liabilities and shareholders' equity ........   $ 967,622    $ 939,006
                                                          =========    =========
   The accompanying notes are an integral part of these financial statements.

JeffBanks, Inc.
Consolidated Statements of Income
UNAUDITED

                                                     Nine Months Ended    Three Months Ended
                                                       September 30,          September 30,
                                                      1996       1995        1996      1995
                                                       (in thousands, except per share data)
Interest income:
     Loans including fees .......................   $ 47,029   $ 41,157   $ 15,985   $ 14,973
     Investment securities ......................      6,792      3,536      2,318      1,393
     Federal funds sold .........................      1,559      1,528        535        613
                                                    --------   --------   --------   --------
                                                      55,380     46,221     18,838     16,979
                                                    --------   --------   --------   --------

Interest expense:
     Time deposits, $100,000 and over ...........      3,386      2,862      1,106      1,147
     Other deposits .............................     16,000     14,150      5,056      5,315
     FHLB advances ..............................      2,191      1,700        905        661
     Subordinated notes and debentures ..........      1,684        641        720        214
     Securities sold under repurchase agreements       1,956        628        894        242
                                                    --------   --------   --------   --------
                                                      25,217     19,981      8,681      7,579
                                                    --------   --------   --------   --------

        Net interest income .....................     30,163     26,240     10,157      9,400

Provision for credit losses .....................      2,115      2,370        786      1,215
                                                    --------   --------   --------   --------

        Net interest income after provision
         for credit losses ......................     28,048     23,870      9,371      8,185
                                                    --------   --------   --------   --------

Non-interest income:
     Service fees on deposit accounts ...........      2,268      1,939        774        648
     Mortgage servicing fees ....................        624        663        207        214
     Gain on sales of residential mortgages and
       capitalized mortgage servicing rights ....        310        169         85         44
     Gain on sales of investment securities .....        149        277         71        122
     Merchant card fees .........................      1,107        795        357        272
     Other ......................................        727        765        327        322
                                                    --------   --------   --------   --------
                                                       5,185      4,608      1,821      1,622
                                                    --------   --------   --------   --------

Non-interest expense:
     Salaries and employee benefits .............     10,406      8,872      3,454      3,059
     Occupancy expense ..........................      2,379      2,281        787        781
     Depreciation ...............................      1,170      1,130        402        372
     FDIC expense ...............................         16        667          5         (8)
     Data processing expense ....................        811        832        224        288
     Legal and auditing .........................        760        562        306        197
     Stationery, printing and supplies ..........        585        471        187        158
     Shares tax .................................        475        348        158        120
     Advertising ................................        901        543        286        204
     Other real estate owned maintenance expense         136        280         39         49
     Loss on sale and write-downs of other
      real estate owned .........................         36        201          4        170
     Amortization of intangibles ................        942        413        319        225
     Merchant expense ...........................        852        635        215        223
     Other ......................................      3,242      2,957      1,230        944
                                                    --------   --------   --------   --------
                                                      22,711     20,192      7,616      6,782
                                                    --------   --------   --------   --------

Income before income taxes ......................     10,522      8,286      3,576      3,025
Income taxes ....................................      3,779      2,861      1,268      1,081
                                                    --------   --------   --------   --------

        Net income ..............................   $  6,743   $  5,425   $  2,308   $  1,944
                                                    ========   ========   ========   ========
Per share data:
Net income applicable to common stock  ..........   $  6,743   $  4,452   $  2,308   $  1,624
Average number of common shares and equivalents .      4,076      2,957      4,081      3,048
Net income per common share - primary ...........   $   1.65   $   1.51   $   0.57   $   0.53
Net income per common share - fully diluted .....   $   1.65   $   1.39   $   0.57   $   0.49

The accompanying notes are an integral part of these financial statements.

JeffBanks, Inc.

Consolidated Statement of Changes in Shareholders' Equity
UNAUDITED

                                                                    Net unrealized
                                                                      gain (loss)
                                              Additional             on securities
                                      Common    paid-       Retained   available
                                      Stock   in-capital    earnings    for sale     Total
                                                         (in thousands)
Balance at December 31, 1995 ...   $    3,947 $   53,470  $   15,427  $      467  $   73,311
Net income .....................         --         --         6,743        --         6,743
Issuance of common stock for ...         --
 401(K) plan ...................           10        255        --          --           265
Costs to establish a dividend ..         --
 reinvestment plan .............         --          (26)       --          --           (26)
Issuance of common stock for
 dividend reinvestment plan ....            5        107        --          --           112
Cash dividends on common stock .         --         --        (1,763)       --        (1,763)
Change in net unrealized loss on         --
 securities available for sale .         --         --          --          (616)       (616)
                                   ---------- ----------  ----------  ----------  ----------
Balance at September 30, 1996 ..   $    3,962 $   53,806  $   20,407  $     (149) $   78,026
                                   ========== ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

JeffBanks, Inc.

Consolidated Statement of Changes in Shareholders' Equity
UNAUDITED

                                                                                Net unrealized
                                                                                  gain (loss)
                                                           Additional            on securities
                                      Common    Preferred    paid-      Retained   available
                                       Stock      Stock    in-capital   earnings    for sale      Total
                                                                (in thousands)
Balance at December 31, 1994 .....   $  2,734   $    186    $ 47,714    $ 15,001    $ (1,259)   $ 64,376
Net income .......................       --         --          --         5,425        --         5,425
Conversion of preferred stock ....         17         (7)        (10)       --          --          --
Issuance of common stock for
 401(K) plan .....................          9       --           158        --          --           167
Costs to acquire minority interest
 in JBNJ .........................       --         --           (15)       --          --           (15)
Purchase of Constitution Bank ....        106       --         2,076        --          --         2,182
Cash dividends on preferred stock
12%                                      --         --          --          (180)       --          (180)
11%                                      --         --          --          (155)       --          (155)
9.5%                                     --         --          --          (428)       --          (428)
8%                                       --         --          --          (209)       --          (209)
Cash dividends on common stock ...       --         --          --        (1,045)       --        (1,045)
Change in net unrealized loss on
 securities available for sale ...       --         --          --          --         1,110       1,110
                                     --------   --------    --------    --------    --------    --------
Balance at September 30, 1995 ....   $  2,866   $    179    $ 49,923    $ 18,409    $   (149)   $ 71,228
                                     ========   ========    ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

JeffBanks, Inc.

Consolidated Statements of Cash Flows
UNAUDITED

                                                                     Nine Months Ended September 30,
                                                                             1996        1995
                                                                              (in thousands)
Operating activities:
    Net income .........................................................   $  6,743    $  5,425
    Adjustments to reconcile net income to cash provided by
       operating activities:
    Depreciation and amortization ......................................      2,714       2,179
    Provision for credit losses ........................................      2,115       2,370
    Gain on sales of investment securities .............................       (149)       (277)
    Mortgage loans originated for sale .................................    (16,852)    (15,289)
    Mortgage loan sales ................................................     17,166      13,711
    Increase in interest receivable ....................................       (305)       (343)
    Increase in interest payable .......................................      1,623         819
    Increase in other assets ...........................................     (2,952)     (2,296)
    Increase in other liabilities ......................................      1,862         952
                                                                           --------    --------
       Net cash provided by operating activities .......................     11,965       7,251
                                                                           --------    --------

Investing activities:
    Proceeds from sales of investment securities available for sale ....      6,734      26,963
    Proceeds from maturities of investment securities available for sale     53,180      14,829
    Proceeds from maturities of investment securities held to maturity .      2,839       4,018
    Proceeds from sales of other real estate owned .....................      1,646       5,424
    Purchase of investment securities available for sale ...............    (74,355)    (57,474)
    Net increase in loans ..............................................    (39,348)    (37,142)
    Purchase of premises and equipment .................................     (1,499)     (1,472)
                                                                           --------    --------
       Net cash used in investing activities ...........................    (50,803)    (44,854)
                                                                           --------    --------

Financing activities:
    Net decrease in deposits ...........................................    (30,622)    (27,948)
    Net increase in repurchase agreements ..............................     28,038      18,424
    Net proceeds from issuance and redemption of common stock ..........        351         152
    Net increase in FHLB advances ......................................       --        25,000
    Proceeds from issuance of subordinated notes .......................     23,000        --
    Dividends paid on preferred stock ..................................       --          (972)
    Dividends paid on common stock .....................................     (1,763)     (1,045)
                                                                           --------    --------
       Net cash provided by (used in) financing activities .............     19,004      13,611
                                                                           --------    --------

Net decrease in cash and cash equivalents ..............................    (19,834)    (23,992)
Cash and cash equivalents at beginning of year .........................     90,884      98,037
Add: Cash and cash equivalents from Constitution Bank ..................                  8,698
                                                                           --------    --------
Cash and cash equivalents at end of period .............................   $ 71,050    $ 82,743
                                                                           ========    ========

The accompanying notes are an integral part of these financial statements.

Note 1 - Allowance for Credit Losses:
      Changes in the allowance for credit losses were as follows:

                                                 Nine months ended September 30,
                                                       1996               1995
                                                        (in thousands)
Balance, beginning of period .................        $ 14,032         $  7,727
Provision charged to operations ..............           2,115            2,370
Loans charged off ............................          (6,300)          (3,334)
Recoveries ...................................             946              120
Purchase of Constitution Bank ................                            6,121
                                                      --------         --------
Balance, end of period .......................        $ 10,793         $ 13,004
                                                      ========         ========


     The balances of impaired loans were $9,677,000 and $11,911,000 respectively, at September 30, 1996 and 1995. The allowance for credit losses associated with impaired loans was $2,805,000 and $3,313,000, respectively, at those dates. Total cash collected on impaired loans during the first nine months of 1996 and 1995, respectively was $912,000 and $845,000, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during those respective periods was $758,000 and $602,000. No related interest income was recognized during the period.

Note 2 - Investment Securities:
      The carrying value and approximate market value of investment securities at September 30, 1996, were as follows:

                                               Gross       Gross
                                  Amortized  unrealized  unrealized Approximate  Carrying
                                     cost      gains       losses   market value  value
                                                      (in thousands)
Available for Sale:
U.S. treasury securities ......   $   57,692 $       35 $       61 $   57,666 $   57,666
Federal agency obligations ....       76,638         58        361     76,335     76,335
State and municipal obligations       11,865        141         37     11,969     11,969
Other securities ..............        8,961       --         --        8,961      8,961
                                  ---------- ---------- ---------- ---------- ----------
Total .........................   $  155,156 $      234 $      459 $  154,931 $  154,931
                                  ========== ========== ========== ========== ==========

Held to Maturity:
Federal agency obligations ....   $      357 $     --   $     --   $      357 $      357
State and municipal obligations          689         10       --          699        689
                                  ---------- ---------- ---------- ---------- ----------
Total .........................   $    1,046 $       10 $     --   $    1,056 $    1,046
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

Note 5:
     On March 25, 1996, JBI issued $23,000,000 of 8.75% subordinated notes, maturing April 1, 2006, and callable after April 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of Operations

Net income. Net income for JeffBanks, Inc. (JBI) amounted to $6.7 million for the nine months ended September 30, 1996 as compared to $5.4 million for the nine months ended September 30, 1995. The increase between the two periods reflected a significant increase in net interest income.

Net Interest Income and Average Balances. Net interest income was $30.2 million for the first nine months of 1996, compared to $26.2 million for the first nine months of 1995, an increase of $4.0 million or 15%. Yields on interest earning assets decreased to 8.37% for the first nine months of 1996 from 8.65% in the prior year period, a difference of .28%. The decrease reflected reductions in commercial loan rates tied to the prime rate, which decreased between the two periods. In 1996, the impact of reductions in market rates on time deposits and other funding categories, was offset by the impact of $23 million of 8.75% subordinated notes issued in first quarter 1996, as well as an increase in the proportion of higher rate money market balances. Accordingly, the cost of interest bearing liabilities remained constant at 4.52%. Thus the net yield on JBI's interest earning assets decreased to 4.56% in 1996 as compared to 4.92% in the comparable prior year period, a difference of .36%.
      Average balances for demand, savings and money market deposits increased to $367.5 million in 1996 compared to $320.0 million in the comparable 1995 period, an increase of $47.5 million or 15%. Average balances for time deposits increased to $338.5 million for the first nine months of 1996, compared to $300.3 million for the comparable year period, an increase of $38.2 million or 13%. The impact on interest expense of the lesser increase in higher cost time deposits as compared to other deposit categories was, as noted above, partially offset by the disproportionate increase in higher rate money market balances. Additionally, average balances for repurchase agreements increased $45.5 million in 1996 over the prior year. Related interest costs are generally lower than time deposits, but generally exceed those of other deposit categories. Most of the increase in repurchase agreements resulted from current customers' legal requirements to collateralize certain of their balances.
      In the first nine months of 1996, average interest earning assets totaled $881.8 million, an increase of $168 million or 24% over the 1995 comparable period. Reflected in that net increase was a $94.6 million or 16% increase in average loans to $687.7 million. In the first nine months of 1996, average interest bearing liabilities totaled $742 million, an increase of $151.1 million or 26% over 1995.

Non-Interest Income. Total non-interest income for the first nine months of 1996 was $5.2 million compared to $4.6 million for the first nine months of 1995, an increase of $577,000 or 13%. Service fees on deposit accounts for 1996 amounted to $2.3 million, an increase of $329,000 or 17% over the comparable prior year period. The increase resulted primarily from growth in core deposit accounts from which most of the fees are generated, including accounts resulting from the acquisition of Constitution. Gain on sales of residential mortgages and capitalized mortgage servicing rights increased to $310,000 in 1996, an increase of $141,000 or 83% over 1995. The increase in 1996 reflected the impact of an industry wide accounting change which resulted in the required recognition of income to reflect the estimated current value of future servicing fees to be earned over the lives of residential loans originated and sold within the period. Merchant card fees increased to $1.1 million in 1996. Increases reflected in this total were offset by increases in merchant card expense and reflected higher volume.

Non-Interest Expense. Total non-interest expense for the first nine months of 1996, was $22.7 million, compared to $20.2 million for the comparable prior year period, an increase of $2.5 million or 12%. Salaries and employee benefits amounted to $10.4 million for 1996, an increase of $1.5 million or 17% over the comparable 1995 period. Of the increase in salaries, $277,000 reflected expansion of the commercial loan department, and $112,000 reflected expansion of the consumer loan department. Four new branches and a branch retained from the Constitution acquisition resulted in $265,000 of increases. The increase also reflected annual merit increases for which most employees are eligible and which averaged 2 1/2% - 4 1/2%, as well as a $280,000 increase in the estimated ESOP contribution.
      Occupancy expense increased to $2.4 million for the first nine months of 1996, an increase of $98,000 or 4%. The increase reflected the impact of the branch retained from the Constitution acquisition and the four new branches.
      FDIC expense decreased to $16,000 for the first nine months of 1996, a decrease of $651,000 or 98%, as a result of decreases in insurance rates. However, those rates may be increased at any time.
      Legal and auditing expense increased to $760,000 for the first nine months of 1996, an increase of $198,000, or 35% over 1995. The increase reflected legal fees on several unrelated matters.
      Stationary, printing and supplies increased to $585,000 for the first nine months of 1996, an increase of $114,000 or 24%. The increase reflected the impact of the acquisitions referred to above and a $32,000 increase in credit card supplies.
     Shares tax increased to $475,000 for the first nine months of 1996, an increase of $127,000 or 36%. The increase reflected increases in shareholders' equity which are utilized in the six year moving average computation on which the tax is assessed, including increases in equity resulting from acquisitions.
     Advertising increased to $901,000 for the first nine months of 1996, an increase of $358,000 or 66% over the comparable 1995 period. Approximately $125,000 of the increase resulted from a one time advertising campaign for advertising promotional personal transaction accounts. An additional $125,000 resulted from promotional expense in connection with credit card programs. A total of $65,000 resulted from introductory advertising of new telephone and computer banking services.
      Amortization of intangibles increased to $942,000 for 1996, an increase of $529,000 or 128% over 1995. Substantially all of the increase resulted from the amortization of goodwill and core deposit intangibles from the Constitution acquisition.

Liquidity  and  Capital  Resources.
     The  major  sources  of  funding  for  JBI's   investing   activities  have
historically been cash inflows resulting from increases in deposits. Such increases have been utilized primarily to fund net increases in loans. FHLB advances have also been utilized, when relative interest costs were less than those for deposits. Funds not needed for operations are invested primarily in daily federal funds sold and securities.
     Net increases in loans of $39.3 million for the first nine months of 1996 compared to $37.1 million for the 1995 period. Cash outflows required for mortgage loans originated for sale amounted to $16.9 million for the first nine months of 1996 compared to $15.3 million for the first nine months of 1995.
     At September 30, 1996 JeffBank's and its subsidiaries exceeded "well capitalized" ratios as determined by the appropriate regulatory authorities. The following table sets forth the regulatory capital ratios of JBI, Jefferson Bank (Jefferson PA) and Jefferson Bank of New Jersey (Jefferson NJ) at that date. Reductions in the Jefferson NJ September 30, 1996 leverage and tier 1 capital to risk-weighted asset ratios resulted from intra-company capital transfers to achieve more consistent capital ratios between both banks.

                                                                  Tier 1 Capital to        Total Capital to
                                            Leverage                Risk-Weighted            Risk-Weighted
                                            Ratio (1)               Assets Ratio              Assets Ratio
                                   September 30, December 31, September 30, December 31, September 30, December 31,
                                       1996          1995         1996         1995          1996        1995
Entity:
JBI ..........................           7.01%        6.54%        9.70%        9.16%       15.62%       11.74%
Jefferson PA .................           6.85%        6.01%        9.32%        8.26%       15.10%       10.92%
Jefferson NJ .................           8.34%       12.16%       11.74%       17.56%       17.84%       18.13%
"Well capitalized" institution
    (under FDIC Regulations) .           5.00%        5.00%        6.00%        6.00%       10.00%       10.00%

(1) The "leverage ratio" is the ratio of tier 1 capital to average quarterly assets.

Asset and Liability Management
The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of September 30, 1996 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated.

                                            One to 90    91 to 180   181 to 364   One to Two  Three to Five    Over Five
                                               Days         Days        Days         Years         Years         Years
                                                                      (dollars in thousands)
Interest earning assets:
   Mortgages held for sale                  $     170
   Loans net of unearned discount .......     301,648    $  48,783    $  70,923     $ 110,548     $ 137,666    $  35,704
   Investment securities:
      Held to maturity:
        Taxable investment securities ...                                   357
        Non-taxable investment securities                                                               268          420
      Available for sale:
        Taxable investment securities ...      12,716        4,153       39,013        45,036        39,098        2,946
        Non-taxable investment securities                      310          441           273           948        9,997
      Federal funds sold ................      32,125
                                            ---------    ---------    ---------     ---------     ---------    ---------
Total interest earning assets ...........     346,659       53,246      110,734       155,857       177,980       49,067
                                            ---------    ---------    ---------     ---------     ---------    ---------


Interest bearing liabilities:
   Savings and money market accounts ....     272,066
   Time deposits ........................     115,717       79,705       81,106        21,530        11,065          782
   Securities sold under repurchase
       agreements .......................      74,587
   FHLB advances....... .................      75,000
   Subordinated debentures ..............                                                                         32,000
                                            ---------    ---------    ---------     ---------     ---------    ---------
Total interest bearing liabilities ......     537,370       79,705       81,106        21,530        11,065       32,782
                                            ---------    ---------    ---------     ---------     ---------    ---------
Gap .....................................   $(190,711)   $ (26,459)   $  29,628     $ 134,327     $ 166,915    $  16,285
                                            =========    =========    =========     =========     =========    =========
Cumulative gap ..........................   $(190,711)   $(217,170)   $(187,542)    $ (53,215)    $ 113,700    $ 129,985
                                            =========    =========    =========     =========     =========    =========
Gap to assets ratio .....................        -20%          -3%           3%           14%            17%           2%
Cumulative gap to assets ratio ..........        -20%         -22%         -19%           -5%            12%          13%

Loan Portfolio. The following table summarizes the loan portfolio of JBI by loan category and amount at September 30, 1996 and corresponds to appropriate regulatory definitions. Loans with a principal amount in excess of 2% of JBI's equity capital are generally considered to be large loans. By this standard, large loans were those exceeding $1.6 million at September 30, 1996. Large loans as a percentage of total loans at that date were 13%.

                                                                Book Value
                                                              (in thousands)
Loans secured by real estate:
     Construction and land development .......................   $ 57,379
     Secured by 1-4 family residential properties ............    196,090
     Secured by multifamily (5 or more) residential properties     20,253
     Secured by non-farm non-residential properties ..........    206,734

Commercial and industrial loans:
     To U.S. addresses (domicile) ............................     90,796

Loans to individuals for household, family and other personal expenditures (consumer):
     Credit cards and related plans ..........................      5,152
     Other ...................................................    111,109
Tax exempt industrial development obligations ................      3,459
All other loans ..............................................      1,192
Lease financing receivables, net of unearned income ..........     13,278
                                                                 --------
     Total ...................................................   $705,442
                                                                 ========

Non-Performing Loans. The following table presents the principal amounts of non accrual and renegotiated loans (1) at September 30, 1996 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest.
    At September 30, 1996 the ratio of the allowance for credit losses to total loans amounted to 1.53%. On an annualized basis, the ratio of net charge-offs to average loans was 1.04% for the nine month period ended September 30, 1996.

                                                        September 30,                         December 31,
                                                     ------------------    ---------------------------------------------------
                                                      1996      1995       1995        1994       1993       1992       1991
                                                                               (dollars in thousands)
Loans accounted for on a non-accrual basis .......   $ 9,677    $11,911    $12,118    $ 8,088    $ 4,419    $ 5,445    $ 6,134
Loans renegotiated to provide a reduction or
     deferral of interest or principal ...........      --          750       --          750        797        298         49
                                                     -------    -------    -------    -------    -------    -------    -------
Total non-performing loans (1) ...................     9,677     12,661     12,118      8,838      5,216      5,743      6,183
                                                     -------    -------    -------    -------    -------    -------    -------
Other real estate owned ..........................     4,131      4,956      3,751      4,491      4,918      4,539      2,117
                                                     -------    -------    -------    -------    -------    -------    -------
Total non-performing assets (1) ..................   $13,808    $17,617    $15,869    $13,329    $10,134    $10,282    $ 8,300
                                                     =======    =======    =======    =======    =======    =======    =======
Non-performing loans/total loans (1) .............      1.37%      1.91%      1.80%      1.60%      1.14%      1.31%      1.47%
Non-performing assets/total loans and
     non-performing assets (1) ...................      1.95%      2.63%      2.34%      2.40%      2.18%      2.32%      1.96%
Loans past due 90 days or more as to interest
     or principal payments still accruing interest
     and not included in non-accrual loans .......   $ 3,833    $ 5,800    $ 6,876    $ 5,789    $ 4,560    $ 3,607    $ 9,288
                                                     =======    =======    =======    =======    =======    =======    =======

Non-accrual loans(1) decreased to $9.7 million at September 30, 1996 compared to $12.1 million at December 31, 1995. The decrease reflected approximately $3.9 million of additions, $4.2 million of charge-offs, $599,000 of transfers to other real estate owned, $912,000 of payments and $656,000 of returns to accrual status.

Other real estate owned amounted to $4.1 million at September 30, 1996 compared to $3.8 million at December 31, 1995. Activity in the nine months ended September 30, 1996 reflected $3.2 million of additions with sales and other receipts of $1.8 million, and charge-offs and write-downs of $1.1 million.

Interest on Non-Accrual Loans.(1) If interest on non-accrual loans(1) had been accrued, such income would have been $758,000 and $602,000, respectively for the first nine months of 1996 and 1995.

Provision for Credit Losses. The provision for credit losses for the first nine months of 1996 was $2.1 million compared to $2.4 million in 1995.

--------------------------------------------------------------------------------
(1) Excluding loans past due 90 days or more still accruing interest.

Summary of Credit Loss Experience. The following table summarizes the credit loss experience of JBI for the periods shown:

                                                   September 30,                          December 31,
                                                ------------------    ---------------------------------------------------
                                                  1996      1995        1995       1994       1993      1992       1991
                                                                           (dollars in thousands)
Balance in the allowance for credit losses at
     beginning of period ....................   $14,032    $ 7,727    $ 7,727    $ 5,283    $ 5,094    $ 4,233    $ 3,313
                                                -------    -------    -------    -------    -------    -------    -------

Loans charged-off:
     Commercial .............................     1,517      1,518      1,584        853        183        854      1,085
     Construction ...........................       473       --         --          167       --          134        160
     Real estate mortgage ...................     3,790      1,496      1,588      1,768      1,274      1,209        617
     Consumer loans and lease financing .....       520        320        451        236        243        157        112
                                                -------    -------    -------    -------    -------    -------    -------
        Total ...............................     6,300      3,334      3,623      3,024      1,700      2,354      1,974
                                                -------    -------    -------    -------    -------    -------    -------

Recoveries:
     Commercial .............................        82          8        184        289       --         --           17
     Construction ...........................      --         --         --         --            1       --         --
     Real estate mortgage ...................       836         68        437        196         31         41       --
     Consumer loans and lease financing .....        28         44         51         28         28         21         13
                                                -------    -------    -------    -------    -------    -------    -------
        Total ...............................       946        120        672        513         60         62         30
                                                -------    -------    -------    -------    -------    -------    -------
Net charge-offs .............................     5,354      3,214      2,951      2,511      1,640      2,292      1,944
Acquisitions ................................      --        6,121      6,121      3,098       --         --         --
Provision charged to operations .............     2,115      2,370      3,135      1,857      1,829      3,153      2,864
                                                -------    -------    -------    -------    -------    -------    -------
Balance in allowance for credit losses at end
     of period ..............................   $10,793    $13,004    $14,032    $ 7,727    $ 5,283    $ 5,094    $ 4,233
                                                =======    =======    =======    =======    =======    =======    =======
Net charge-offs/average loans ...............      1.04%      0.73%      0.48%      0.51%      0.38%      0.54%      0.49%

An increase in charge-offs in the third quarter of 1996 primarily reflected the write-off of amounts previously recorded in the Bank's reserve for credit losses. The determination to charge off these amounts, at that time, was a judgement that the collection process was more extended than anticipated. Approximately 83% of the $3.9 million in third quarter charge-offs reduced the nonaccrual loan category. Recoveries during the third quarter were $770,000. Thus the current level of the allowance for credit losses, as a percentage of nonperforming loans, increased to 112% at September 30, 1996 from 105% at June 30, 1996.

Part II. Other Information

Item 6. Reports on Form 8-K
          1. Form 8-K filed October 9, 1996
          Item (5) Other material events: proposed acquisition of United Valley Bancorp, Inc.

SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JEFFBANKS, INC.
                                  (Registrant)

Dated:  October 31, 1996             By /s/ Paul Frenkiel
                                      ------------------------------------------
                                      Paul Frenkiel
                                      Chief Financial Officer

Dated:  October 31, 1996             By /s/ Patricia DiPietro
                                      ------------------------------------------
                                      Patricia DiPietro
                                      Assistant Secretary