Form 10-K
period 1996-12-31
JEFFBANKS INC
filed 1997-03-27
CIK 904101

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1996

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from _______________ to _______________

                           Commission File No. 0-22850

                                 JEFFBANKS, INC.
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                                   23-2189480
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1609 Walnut Street
Philadelphia, PA                                                          19103
(Address of registrant's                                              (Zip Code)
principal executive officers)

       Registrant's telephone number, including area code: (215) 564-5040

                                ----------------

           Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered

------------------------                                ------------------------

------------------------                                ------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes __X__ No____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon closing sale price as quoted on NASDAQ National Market on February 28, 1997: $90,618,752.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 3,964,464 shares as of March 15, 1997.

                                     PART I

ITEM 1.  BUSINESS

General

         JeffBanks, Inc. (the "Company") is a Pennsylvania chartered, registered bank holding company headquartered in Philadelphia with two wholly-owned subsidiaries, Jefferson Bank ("Jefferson PA") and Jefferson Bank of New Jersey ("Jefferson NJ"). The Company operates principally through its subsidiary banks, which are engaged in the commercial banking business in Philadelphia, Pennsylvania and its immediately adjacent Pennsylvania and New Jersey suburbs. The Company currently operates an executive office, twenty-seven retail branch offices and a mortgage loan production office.

         During the past three years, the Company has experienced substantial growth, reflecting internal growth and the acquisitions of the Bank of Chester County and Security First Bank in 1994 and Constitution Bank in 1995. For the three-year period ended December 31, 1996, the Company's total assets grew from $633.9 million to $1.0 billion, its interest bearing liabilities grew from $571.0 million to $912.3 million and its shareholders' equity grew from $56.6 million (including minority interests) to $80.3 million. The Company also enjoyed increased profitability during the period. The Company's income increased from $4.7 million (before minority interests and dividend on preferred stock of subsidiary) for 1993 to $9.2 million for 1996. Return on average assets increased from .83% for 1993 to .97% for 1996. Subsequent to the Company's fiscal year end, on January 21, 1997, the Company acquired United Valley Bank with total assets of $121.1 million.

         The Company's primary strategy for further growth is to establish a reputation and market presence as the "small and middle-market business bank." The Company has sought to implement its strategy by targeting the banking needs of high net worth or high income individuals within its market area and the businesses which they own or control. To attract this market, the Company provides specialized commercial lending, cash management, lease financing and personal credit services. In particular, in its commercial lending, the Company seeks to respond to its targeted market by customizing the terms of its loans to the specific or special needs of individual customers or their businesses. Such services are also intended to aid in generating loans and deposits from the Company's targeted market. The Company believes that satisfactory attention to this selected market requires a combination of the services of the type described above (which the Company believes are frequently unavailable at small banks), and the personal attention of senior management (which the Company believes is often unavailable to such customers at major financial institutions). The customers in this market generally require relatively small amounts of credit (almost never in excess of $5 million, and often less than $1 million), but often seek customized solutions to their financial requirements.

         The Company provides a wide range of banking services for both individuals and businesses in addition to the more specialized services referred to previously. For individuals, the Company provides services which include demand, interest checking, money market, certificates of deposit and other saving accounts. The Company also offers home banking by computers, selected banking services, telephone transfer services, automatic teller services through the MAC inter-bank automated teller system, night depository services, safe-deposit facilities, consumer loan programs (including installment loans for home repairs and for the purchase of consumer goods such as automobiles and boats), home equity loans, credit card plans with Visa and Mastercard, revolving lines of credit, automobile leases, residential construction loans and permanent mortgages for single family and multi-family homes. For businesses, the Company additionally offers short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, equipment and automobile leasing and loan programs, revolving credit plans and other commercial loans, cash management services and merchant credit card programs. Trust services are marketed in conjunction with several partners.

         Deposits obtained through the Company's branch banking system have been the principal source of funds for use in the Company's lending activities. At December 31, 1996, the Company had total deposits of $682.5 million. Of that total, 42% represented time deposits, 40% represented interest checking and savings and money market deposits and 18% represented demand (non-interest bearing) deposits.

         At December 31, 1996, the Company had a net loan portfolio (excluding mortgage loans held for sale) of $727.4 million, representing 72% of total assets at that date. The loan portfolio of the Company is categorized into commercial, commercial mortgage, residential mortgage, construction, consumer (including automobile loans and home equity lines of credit) and direct lease financing. At December 31, 1996, commercial mortgages and other commercial loans were $499.1 million or approximately 69% of the Company's net loan portfolio. Although in making its loans the Company relies upon its evaluation of the creditworthiness and debt-servicing capability of a borrower, its loans often are secured by residential or commercial real property, automobiles, equipment, fixtures and other collateral. However, exceptions may be made to this general operating philosophy. The Company does not generally engage in non-recourse lending (i.e., lending as to which the lender only looks to the asset securing the loan for repayment) and generally will require the principals of any commercial borrower to personally guarantee the loan with some exceptions. The Company does not generally engage in out-of-area lending, although it may accept significant amounts of out-of-area collateral security (such as a second home or other collateral) from borrowers in the Philadelphia area.

         The Company has been active in originating residential mortgage loans for the purposes of resale to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other entities. For the year ended December 31, 1996, the Company originated $26.6 million of mortgage loans. The Company originates these loans primarily through its branches and existing network of customers and generally retains the servicing on loans sold. Originations are sold without recourse to the Company. The Company generally obtains commitments to sell its mortgage originations as they are made, to minimize the interest rate risk of holding such originations. At December 31, 1996, the Company had approximately $725,000 of mortgage loans held for sale.

         Additionally, the Company periodically purchases the right to service other portfolios located in its geographic markets. Amounts so purchased are subject to, and limited by, management's assessment of the prepayment risk of the underlying portfolio. Under its mortgage servicing arrangements, the Company collects and remits loan payments, maintains related account records, makes or monitors insurance and tax payments, makes any required physical inspections of property, contacts delinquent mortgagors, and supervises foreclosures and property dispositions. At December 31, 1996, the Company was servicing real estate loans for other investors in an aggregate principal amount of approximately $245.3 million.

Competition

         In its Philadelphia metropolitan service area, the Company is subject to intense competition for customers from numerous commercial banks, savings and loan associations and other financial institutions. The Company actively competes with these institutions for deposits and local retail and commercial accounts. Many of its competitors have significantly greater financial resources than the Company. In consumer transactions, which typically involve loans in amounts far less than the lending limit of either of the subsidiary banks, the Company believes it is able to compete on a substantially equal basis with larger financial institutions. In commercial loan transactions, Jefferson PA's lending limit to a single customer (approximately $15.0 million as of December 31, 1996) enables the Company to compete effectively for the credit needs of moderate-sized and small businesses, while the lending limit of Jefferson NJ (approximately $1.5 million at December 31, 1996) enables it to effectively compete for the credit needs of small businesses. These lending limits are, however, considerably below those of various competing institutions, which makes it difficult, and in some cases impossible, for the Company to compete effectively when the amount of the loan or financing required is in excess of the lending limits of its subsidiary banks. In competing with other banks, as well as savings and loan associations and other financial institutions, the Company seeks to provide personalized services through officers' and directors' knowledge of the Company's primary service area and customers. The size of such customers, in management's opinion, often inhibits close attention to their needs by larger institutions.

         In addition to competition from other commercial banks and savings and loan associations, commercial banks are experiencing competition from non-traditional sources. Industrial, retail, securities and insurance companies through their financial services units, through various new products and services, are providing significant competition in traditional banking activities. These competitors are not regulated on the same basis as banks.

Acquisition Activity

         The Company made several acquisitions in 1994 and 1995, in addition to its acquisition of the minority interest in Jefferson NJ, as follows. An additional acquisition was consummated in the first quarter of 1997.

         Bank of Chester County. On March 29, 1994, the Company, through Jefferson PA, completed a merger with the Bank of Chester County ("Chester County") pursuant to which it acquired that institution. Under the terms of the merger, each share of Chester County common stock was converted into .25 of a share of the Company's common stock, resulting in the issuance of 111,530 shares of the Company's common stock. Chester County was a Pennsylvania chartered, FDIC insured banking institution engaged in commercial and retail banking with three locations in Chester County. Chester County had total assets of $57.8 million at the time of acquisition.

         Security First Bank. On December 22, 1994, the Company, through Jefferson PA, completed a merger with Security First Bank ("Security First"), pursuant to which it acquired that institution. Under the terms of the merger, each share of Security First common stock was converted into .3397 of a share of the Company's common stock, resulting in the issuance of 202,932 shares of the Company's common stock. Security First was a Pennsylvania chartered, FDIC insured banking institution engaged in commercial and retail banking with one location in Delaware County. Security First had total assets of $33.8 million at the time of acquisition.

         Constitution Bank. On August 4, 1995, the Company, through Jefferson PA, completed a merger with Constitution Bank ("Constitution"), pursuant to which it acquired that institution. Under the terms of the merger, each share of Constitution common stock was converted into .05909 of a share of the Company's common stock, resulting in the issuance of 106,456 shares of the Company's common stock. Constitution was a Pennsylvania chartered banking institution engaged in commercial and retail banking with two offices in Philadelphia. Constitution had total assets of $122.0 million at the time of acquisition.

         United Valley Bank. On January 21, 1997, the Company, through Jefferson PA, completed a merger with United Valley Bank ("UVB") pursuant to which it acquired that institution. Under the terms of the merger, each share of UVB common stock was converted into .339 of a share of the Company's common stock, resulting in the issuance of 749,278 shares of the Company's common stock. In addition, outstanding warrants to purchase the acquired institution's common stock were converted into warrants to purchase 255,381 shares of the Company's common stock, with an exercise price of $11.80 per share. UVB was a Pennsylvania chartered banking institution engaged in commercial and retail banking with one principal office in Philadelphia. UVB had total assets of $121.1 million at the time of acquisition. The acquisition will be accounted for under the pooling of interests method of accounting. All prior acquisitions had been accounted for under the purchase method.

Services to Subsidiary Banks

         The Company provides a number of services to Jefferson PA and Jefferson NJ, including arranging for and maintaining computer services, insurance coverage, marketing and advertising, internal audit services, and loan review services (primarily review of loan quality, loan documentation, supervision of the loan watch list and workouts on problem loans). The Company received fees from its subsidiary banks for such services aggregating $3.1 million in 1996, $2.9 million in 1995 and $2.5 million in 1994. On a consolidated basis, for financial reporting purposes, these fees are eliminated, except to the extent they have reduced income applicable to minority interests in 1993 and prior years.


SUPERVISION AND REGULATION

         The Company and its banking subsidiaries are extensively regulated under both federal and state law. The regulation and supervision of the Company and its bank subsidiaries is designed primarily for the protection of depositors and not the respective institutions or their shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable law or regulation may have a material effect on the business of the Company or its bank subsidiaries.


General

         The Company is a registered bank holding company under the Bank Holding Company Act of

1956 (the "Holding Company Act"). As such, it is required to file an annual report with the FRB and such additional information as the FRB may require pursuant to the Holding Company Act, and is subject to regular examination by the FRB. The Holding Company Act limits the activities which may be engaged in by the Company and its subsidiaries to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the FRB has found, by order or regulation, to be so closely related to banking or managing or controlling banks as to be proper incidents thereto. Such activities include, among other things, and, subject to certain limitations, operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit related insurance and providing certain securities brokerage services for customers. The Company has no present plans to engage in any of these activities other than through its subsidiary banks. The FRB has adopted certain capital adequacy guidelines pertaining to bank holding companies. The Company currently exceeds all such guidelines. For a discussion of these guidelines, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations: Liquidity and Capital Resources."

         Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. It is the FRB policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice, and/or a violation of FRB regulations.

         The FRB has also issued policy statements which provide that bank holding companies generally should pay dividends only out of current operating earnings.

         The Company is subject to additional regulation by the Pennsylvania Department of Banking (the "PA Department"). Pennsylvania law currently permits Pennsylvania bank holding companies to own an unlimited number of banking subsidiaries.


Limitations on Dividends from Subsidiary Banks

         There are various legal limitations on the extent to which Jefferson PA and Jefferson NJ may pay dividends to the Company. With respect to Jefferson PA, the Pennsylvania Banking Code of 1965, as amended (the "1965 Code"), provides that dividends may be declared and paid only out of accumulated net earnings (undivided profits). Where surplus is less than 50% of the amount of Jefferson PA's capital (defined as par value multiplied by the number of shares outstanding), no dividend may be paid or declared without the prior approval of the PA Department until surplus is equal to 50% of the total amount of capital. Where surplus is less than 100% of capital, until such time as surplus equals capital, at least 10% of net earnings must be transferred to surplus prior to the declaration of a dividend. The PA Department has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice.

         With respect to Jefferson NJ, the New Jersey Banking Act of 1948, as amended (the "1948 Act"), provides that a bank may declare and pay dividends on its capital stock if stated capital will not be reduced following the payment of any such dividend. A bank also may not pay a dividend if, after payment thereof, it will have a surplus of less than 50% of stated capital unless such dividend would not reduce surplus.

         As of December 31, 1996, Jefferson PA had $26.1 million of undivided profits legally available for the payment of dividends. Jefferson NJ had no surplus available for the payment of dividends as of such date.


Pennsylvania Regulation of Jefferson PA

         As a Pennsylvania state-chartered commercial bank, Jefferson PA is subject to the applicable provisions of the 1965 Code, and the regulations of the PA Department adopted thereunder. Jefferson PA derives its lending and investment powers from these laws and is subject to examination from time to time by the PA Department. The most recently concluded examination of Jefferson PA by the PA Department was conducted as of September 30, 1995. The 1965 Code provides for extensive regulation of the business of Jefferson PA, including limitations on the amount of interest it may charge on various loans, limitations on the amount of credit it may extend to any one customer and limitations on its ownership of shares of stock in other entities, including banks and trust companies. Any merger of Jefferson PA and another institution must receive the prior approval of the PA Department. In addition, the 1965 Code prohibits any person from acquiring more than 10% of any class of outstanding stock of any bank (5% of any such class if the bank had net operating loss carry forwards, as defined in the Internal Revenue Code, in excess of 20% of the banks total shareholders' equity), without the prior approval of the PA Department. Exempted from prior approval of the PA Department are stock acquisitions by the issuing bank or a person who controls the bank and acquisitions through a merger or consolidation approved by the U.S. Comptroller of the Currency. The 1965 Code regulates the establishment of branch offices and sets minimum capital stock and surplus requirements (with which Jefferson PA complies). Under the 1965 Code, banks are permitted to operate branch offices statewide. Approval of the PA Department is required for amendments to the Articles of Incorporation of Jefferson PA.

         Pennsylvania has adopted a reciprocal interstate banking law which currently permits, subject to certain conditions, out-of-state bank holding companies located in all fifty states to acquire banks and bank holding companies in Pennsylvania, provided Pennsylvania bank holding companies are accorded reciprocal rights. Subject to the reciprocity requirement and to the prior approval of the PA Department, Pennsylvania permits out-of-state bank holding companies to enter the state either by acquisition of an existing Pennsylvania bank or bank holding company or by establishment of a new bank in Pennsylvania. Approval of the PA Department is also required if a Pennsylvania bank holding company acquires an out-of-state bank or bank holding company. Currently, the interstate banking laws determined by the PA Department to be fully reciprocal with the Pennsylvania law include the laws of the states of New Jersey, New York and Ohio. However the Riegle-Neal Act, summarized below, will supersede Pennsylvania law, subject to certain conditions.

New Jersey Regulation of Jefferson NJ

         As a state-chartered commercial bank, Jefferson NJ is subject to the applicable provisions of the 1948 Act and the regulations of the New Jersey Department of Banking (the "NJ Department") adopted thereunder. Jefferson NJ derives its lending and investment powers from these laws, and is subject to examination from time to time by the NJ Department. The most recent examination of Jefferson NJ by the NJ Department was as of September 5, 1995. Jefferson NJ is required to comply with various provisions of New Jersey law regarding its deposit and lending business, including limitations on the amount of interest it may charge on various loans, limitations on the amount of credit it may extend to any one customer, restrictions on the amount of capital which may be used for fixed assets and limitations on the amount and nature of its investment in certain entities. In addition, New Jersey law sets minimum capital stock and surplus requirements (with which Jefferson NJ presently complies) and regulates the establishment of branch offices. Approval of the NJ Department is also required for amendments to the Certificate of Incorporation of Jefferson NJ.

         Under the 1948 Act, banks are generally permitted to operate branch offices statewide, except that a bank generally may not establish a branch office in a municipality other than the municipality in which it maintains its principal office which has a population of less than 10,000 persons and in which another banking institution maintains its principal office. Certain capital stock and surplus requirements (with which Jefferson NJ presently complies) also must be satisfied in order to establish additional branch offices.

         New Jersey has a reciprocal interstate banking law which permits, subject to certain conditions, out-of-state bank holding companies to acquire New Jersey banks or bank holding companies or to establish banks in New Jersey, provided the laws of the jurisdiction in which the operations of the out-of-state bank holding company's banking subsidiaries are principally conducted afford reciprocity to New Jersey-based banking institutions. Currently, the interstate banking laws determined by the NJ Department to be fully reciprocal with the New Jersey law include the laws of the states of Pennsylvania, New York and Delaware. However, the Riegle-Neal Act, summarized below, will supersede New Jersey law, subject to certain conditions.



FDIC Regulation

         Jefferson PA and Jefferson NJ are members of the FDIC and, therefore, are subject to additional regulation by that agency. The FDIC must approve the establishment of new branch offices. Dividend payments by a bank are generally prohibited where the bank is in default on its FDIC assessments. Moreover, the FDIC has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice. The subsidiary banks are subject to examinations from time to time by the FDIC. The most recently concluded examination of Jefferson PA by the FDIC was conducted as of September 30, 1996. The most recent examination of Jefferson NJ was conducted as of September 30, 1996. As members of the FDIC, Jefferson PA and Jefferson NJ are assessed annual premiums based on the amount of their deposits and in part on ratings given them by the FDIC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations:
Non-Interest Expense." Neither subsidiary bank is a member of the Federal Reserve System.


Regulations Concerning Liquidity and Capital

         Each regulatory agency referred to above evaluates the adequacy of liquidity of the Company and/or its subsidiary banks at the time of their respective examinations. None of these agencies has required specific liquidity amounts or percentages. Instead, to assess adequacy the agencies consider a variety of factors including historical deposit stability, success in generating new deposits, loan demand and other factors. Based upon current liquidity levels and policies, each agency has, as a result of its most recently concluded examination, determined liquidity and related policies to be adequate. For a discussion of capital adequacy guidelines promulgated by regulators, and the compliance of the Company and its subsidiary banks with such guidelines, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations: Liquidity and Capital Resources."


Federal Change in Control and Acquisition Regulation.

         Under the Change in Bank Control Act of 1978 and regulations thereunder, persons who intend to acquire control of a bank or bank holding company are required to give at least 60 days prior written notice to the FRB (in the case of a bank holding company) or the FDIC (in the case of a state-chartered non-member bank such as Jefferson PA or Jefferson NJ). Control for the purpose of this regulation exists when the acquiring party obtains voting control of at least 25% of any class of the bank's or holding company's voting securities. Subject to rebuttal, control is presumed to exist when the acquiring party obtains voting control of at least 10% of any class of the bank's or holding company's voting securities if (i) securities issued by the bank or holding company are registered pursuant to Section 12 of the Exchange Act, or (ii) following the acquisition, there would be no holder of that class of the bank's or holding company's voting securities with a holding larger than the acquiring party. Under the Holding Company Act, a company cannot acquire control of a bank or a bank holding company without the prior approval of the FRB. Control has substantially the same definition for these purposes as under the Change in Bank Control Act of 1978. The Change in Bank Control Act of 1978 and the regulations promulgated thereunder authorize the FRB or FDIC, as the case may be, to disapprove any such acquisition on certain specified grounds. With respect to the acquisition of banking organizations, the Company is required to obtain the prior approval of the FRB before it may merge or consolidate with another bank holding company, acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such share acquisition, it will own or control more than 5% of the voting shares of such bank. The Holding Company Act generally prohibits the FRB from approving the acquisition by the Company, or any subsidiary, of any voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless specifically authorized by the laws of the state in which the target bank is located.

         In addition, under the Bank Merger Act of 1956, as amended, the approval of the appropriate federal bank regulatory agency (the FRB, the Comptroller of the Currency or the FDIC, depending on the resulting institution) is required before either subsidiary bank may merge or consolidate with, or acquire all or substantially all of the assets of, another bank.


FIRREA

         Although the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") pertains primarily to thrift depository institutions (such as savings and loan associations), certain of FIRREA's provisions may affect the Company's subsidiary banks. In particular, FIRREA imposes certain "cross-guarantee" provisions which are applicable to the subsidiary banks, as more fully described below.

         Under FIRREA, all commonly controlled insured depository institutions are liable to the FDIC for any loss the FDIC incurs in connection with defaults of or assistance granted to their affiliated depository institutions. Under such "cross-guarantee" arrangements, each depository institution subsidiary could be subject to claims for amounts the FDIC actually loses in connection with the operation of or assistance granted to an affiliated depository institution in the event it were ultimately to be taken over by the FDIC. Accordingly, one of the Company's subsidiary banks could be subject to "cross-guarantee" claims by the FDIC for losses sustained by the FDIC in the event such agency is required to operate or assist the other subsidiary bank, or any insured depository institution which may be formed or acquired by the Company in the future.


The Improvement Act

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act") financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards developed by FDIC regulations. Under the Improvement Act, institutions must be classified in one of five defined categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). In the event an institution's capital deteriorates to the undercapitalized category or below, the Improvement Act prescribes an increasing amount of regulatory intervention, including the adoption by a bank of a capital restoration plan, a guarantee of the plan by its parent holding company and the placement of a hold on increases in assets, number of branches and lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. For well capitalized institutions, the Improvement Act provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. For information concerning capital requirements applicable to the Company's subsidiary banks and their capital levels at December 31, 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations: Liquidity and Capital Resources." As set forth therein, under currently existing standards, the Company and both of its subsidiary banks are deemed to be "well capitalized".

         The Improvement Act also requires federal banking regulators to issue new rules establishing certain minimum standards to which an institution must adhere, including standards requiring a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and, to the extent feasible, a minimum ratio of market value to book value. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. The Improvement Act also requires all institutions in general to undergo an annual regulatory examination and requires an institution with total assets of at least $500 million to have annual audits, establish an independent audit committee of its board of directors and undergo an annual regulatory examination.


The Riegle-Neal Act

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act") was enacted into law on September 29, 1994. The law eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies as of September 29, 1995. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. In response to the Riegle-Neal Act, on July 6, 1995, Pennsylvania adopted legislation permitting out-of-state bank holding companies unrestricted access to acquire Pennsylvania banks. The Pennsylvania legislation permits out-of-state banks to set up branches in Pennsylvania so long as their home state reciprocates by allowing Pennsylvania banks to open branches there. New Jersey has not yet adopted legislation to set an earlier effective date for the Riegle-Neal Act, although such legislation is currently pending. The Company anticipates that the effect of these new laws will be to increase competition within the markets in which the Company now operates, although the Company cannot predict the extent to which competition will increase in such markets or the timing of such increase.

ITEM 2. PROPERTY

         The Company and its subsidiary banks currently operate twenty-seven retail branch offices, one bank executive office, one mortgage loan production office and an operations center. The Company's executive offices occupy a portion of one of Jefferson PA's branch offices. Twenty-one of these offices occupy approximately 109,000 square feet and are leased under leases expiring between 1994 and 2011. During 1996, the Company paid aggregate rentals of $1.7 million under these leases. Six offices are owned and occupy approximately 27,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceeding. However, its subsidiary banks are involved in routine litigation in the normal course of their business. In the opinion of the Company, final disposition of this litigation will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq National Market under the symbol "JEFF." The following table sets forth, on a quarterly basis, the high and low bid prices for the Company's common stock for the Company's two most recent fiscal years as reported by Nasdaq, together with quarterly dividend payment information for such period:

                                                                  Cash Dividends
         1995                                  High       Low       Per Share
         ----                                  ----       ---     --------------

         First Quarter...................     $21.50     $18.50       $.125
         Second Quarter..................      23.25      19.25        .125
         Third Quarter...................      25.00      23.25        .125
         Fourth Quarter..................      26.00      22.00        .15

                                                                  Cash Dividends
         1996                                  High       Low        Per Share
         ----                                  ----       ---     --------------

         First Quarter...................     $23.25     $21.25        .15
         Second Quarter..................      23.00      22.25        .15
         Third Quarter...................      28.38      22.75        .15
         Fourth Quarter..................      28.50      26.75        .15

As of March 5, 1996, there were approximately 2,900 holders of the Company's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial and operating information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere herein.


                                                                     As of or for the Year Ended December 31,
                                                         ------------------------------------------------------------
                                                             1996       1995        1994         1993         1992
                                                            ------     ------      ------       ------       ------
                                                                  (dollars in thousands, except per share amounts)
Income Statement Data:
   Interest income.................................        $74,672    $64,317      $46,943      $40,475      $41,491
   Interest expense................................         34,044     28,229       17,412       16,591       19,422
                                                            -------    -------      -------      -------      -------
   Net interest income.............................         40,628     36,088       29,531       23,884       22,069
   Provision for credit losses.....................          2,982      3,135        1,857        1,829        3,153
                                                           -------    -------      -------      -------      -------
   Net interest income after provision for credit           37,646     32,953       27,674       22,055       18,916
   losses.............................................
   Non-interest income(1)(2).......................          7,119      6,508        5,343        5,495        4,907
   Non-interest expense............................         30,393     27,647       23,755       20,741       18,609
                                                           -------    -------      -------      -------      -------
   Income before income taxes, dividends on preferred       14,372     11,814        9,262        6,809        5,214
     stock and minority interest...................
   Income taxes(3).................................          5,173      4,153        3,081        2,062        1,714
                                                           -------    -------      -------      -------      -------
   Income before dividends on preferred stock and            9,199      7,661        6,181        4,747        3,500
     minority interest.............................
   Dividends on preferred stock of subsidiary......                                                 789          646
   Minority interest in net income of subsidiaries.                                               1,191          877
                                                           -------    -------      -------      -------      -------
            Net income.............................       $  9,199   $  7,661     $  6,181     $  2,767     $  1,977
                                                          ========   ========     ========     ========     ========
Per Common Share Data:
   Net income(4)...................................      $    2.26  $    2.10    $    1.86    $    1.64    $    1.16
   Fully diluted net income(4).....................           2.26       1.94         1.71         1.49         1.16
   Book value......................................          19.45      18.20        17.51        17.04        15.84
   Fully diluted book value(5).....................          19.45      18.20        16.70        16.21        15.07
Balance Sheet Data:
   Total assets....................................     $1,005,038   $939,006     $751,525     $633,936     $558,211
   Total loans(6)..................................        739,019    673,788      551,865      459,281      438,929
   Allowance for credit losses.....................       (10,859)   (14,032)      (7,728)      (5,283)      (5,094)
   Investment securities(7)........................        159,449    145,762       80,628       96,550       46,431
   Goodwill........................................          8,776      8,978          809          135          156
   Deposits........................................        682,489    724,967      619,131      535,509      503,660
   Securities sold under repurchase agreements.....         73,764     46,549       16,229       16,211        7,893
   FHLB advances                                           124,000     75,000       35,274       10,274
   Subordinated notes and debentures                        32,000      9,000        9,000        9,000
   Minority interest...............................                                                 437       15,690
   Convertible preferred stock and related surplus.                                 12,835       12,845        5,346
   Common shareholders' equity.....................         80,254     73,311       51,541       43,350       19,916
Selected Operating Ratios:
   Return on average assets........................           .97%       .96%         .95%         .83%         .66%
   Return on average common equity.................         12.04%     11.30%       10.75%       10.72%        7.63%
   Net interest margin.............................          4.58%      4.87%        4.89%        4.47%        4.46%
   Ratio of earnings to fixed charges..............           141%       133%         136%         125%         116%
   Dividend payout ratio...........................         26.06%     24.82%       20.34%
Selected Capital and Asset Quality Ratios:
   Equity/assets...................................          7.99%      7.80%        8.57%        8.86%        4.52%
   Non-performing loans/total loans(8).............          1.31%      1.80%        1.60%        1.14%        1.31%
   Non-performing assets/total loans and
    non-performing assets(9).......................          1.78%      2.34%        2.40%        2.18%        2.32%
   Allowance for credit losses/total loans.........          1.47%      2.08%        1.40%        1.15%        1.16%
   Allowance for credit losses/non-performing
   assets(9).......................................         81.97%     88.42%       57.97%       52.13%       49.54%
   Net charge-offs/average loans...................           .88%       .48%         .51%         .38%         .54%

-------------------------
(1) Includes gain on sale of securities of $245,000 in 1996, $333,000 in 1995, $128,000 in 1994, $376,000 in 1993 and $605,000 in 1992.

(2) Effective October 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." The effect of adoption was not significant to the Company's financial position or results of operations.

(3) Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The effect of adoption was not significant to the Company's financial position or results of operations.

(4) Net income per share is based upon the respective weighted average number of common shares outstanding, as follows: 4,077,656 (1996); 3,116,505 (1995);
2,617,962 (1994); 1,368,705 (1993) and 1,244,066 (1992), after giving retroactive effect to a 5% stock dividend declared on January 17, 1996. Fully diluted net income per share in 1995, 1994 and 1993 gives effect to the increase in average shares that would be outstanding, and the increase in net income applicable to common stock that would result from, the assumed conversion of the Company's dilutive preferred stock.

(5) Fully diluted book values in 1994 through 1992 give effect to the increase in average shares that would be outstanding, and the increase in common equity that would result from, the assumed conversion of the Company's dilutive convertible preferred stock.

(6) Includes mortgage loans held for sale of $725,000 (1996), $484,000 (1995), $380,000 (1994), $19.0 million (1993) and $7.0 million (1992).

(7) Effective January 1, 1994, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The adoption had no effect on the Company's financial position or results of operations.

(8) Non-performing loans consist of non-accrual loans and renegotiated loans and exclude loans past due 90 days or more still accruing interest. Effective January 1, 1995, the Company adopted SFAS No. 114 "Accounting for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The effect of adoption was not significant to the Company's financial position or results of operations.

(9) Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned and exclude loans past due 90 days or more still accruing interest.

(10) All acquisitions through December 31, 1996, have been accounted for under the purchase method of accounting and accordingly, the results of these entities' operations are included from their respective dates of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere herein.

Overview

         Net income of the Company increased to $9.2 million in 1996 from $7.7 million in 1995 and $6.2 million in 1994. Non-accrual loans were $9.7 million at December 31, 1996, compared to $12.1 million a year earlier. Non-performing assets amounted to $13.2 million at December 31, 1996 and $15.9 million at December 31, 1995(1). The decrease in non-performing loans and assets reflected the third quarter 1996 charge-off of amounts previously recorded in the Banks reserve for credit losses.(1) Approximately 83% of a total of $3.9 million in such charge-offs reduced the non-accrual loan category. Non-performing assets also reflected a decrease in other real estate owned to $3.5 million at December 31, 1996 from $3.8 million at December 31, 1995(1).

         As set forth in "Results of Operations - General," below, the Company's results of operations depend primarily on its net interest income. Reflecting increased loan balances resulting from internal growth and the Constitution acquisition, the Company's interest income increased in 1996 and 1995. Net interest income in 1996 increased approximately 13% over 1995 which increased 22% over 1994. The net interest margin, expressed as net interest income divided by average interest earning assets, decreased to 4.58% in 1996 from 4.87% in 1995 and 4.89% in 1994. The 1996 reduction in the net interest margin reflected the impact of a lower prime rate which contributed to lower loan yields. While yields on many categories of interest bearing liabilities were also lower, yields in other categories were increased due to market pressure. Further, the proportion of higher cost non-deposit funding increased, contributing to other increases in the cost of funds. In 1995, the Company maintained net interest margins at approximately the prior year's level by continuing to maintain interest rates on many core deposits at lower levels more consistent with industry averages, and as a result of growth in demand deposit balances. Net loans at December 31, 1996 increased 10% or $68.4 million over the prior year reflecting internal growth. Net loans at December 31, 1995 increased 21%, or $115.6 million over the prior year amount. Of that increase, approximately $72.0 million resulted from the acquisition of Constitution. Net loans at December 31, 1994 increased 20% or $90.1 million over the prior year amount. Of that increase, approximately $60.0 million resulted from the acquisition of Chester County and Security First. See "Business - Acquisition Activity." As of December 31, 1996, the capital ratios of the Company and each of its subsidiary banks significantly exceeded the "well-capitalized" standard established by regulatory authorities. See "Liquidity and Capital Resources," below.
         In the first quarter of 1997, the Company issued $25 million of 9 1/4% of junior subordinated debentures to JBI Capital Trust I, a Delaware Business Trust, in which the Company owns all of the common equity. The trust issued $25 million of preferred securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. Although the junior subordinated debentures

------------------
(1) Non-accrual loans and non-performing assets exclude loans past due 90 days or more still accruing interest.

will be treated as debt of the Company, they currently qualify for tier 1 capital treatment. The securities have no maturity date and are callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted and in certain other circumstances.
         See "Liquidity and Capital Resources" below.


Results of Operations

         General. The Company's results of operations depend primarily on net interest income, which is the difference between interest income on interest earning assets and interest expense on interest bearing liabilities. Interest earning assets consist principally of loans and investment securities, while interest bearing liabilities consist primarily of deposits. The Company's net income is also affected by the provision for credit losses and the level of non-interest income as well as by non-interest expenses, including salary and employee benefits, occupancy costs, data processing expense, charges relating to non-performing and other classified assets and other expenses.

         Net Income. Net income was $9.2 million in 1996 compared to $7.7 million in 1995 and $6.2 million in 1994. The increases in net income in 1996 and 1995 reflect increases in net interest income which increased 13% and 22%, respectively, over prior year periods. These increases reflected the impact of increased loan balances, while net interest margins expressed as net interest income divided by average interest earning assets, decreased in 1996 compared to 1995. The 1996 reduction in the net interest margin reflected the impact of a lower prime rate which contributed to lower loan yields. While yields on many categories of interest bearing liabilities were also lower, yields in other categories were increased due to market pressure. Further, the proportion of higher cost non-deposit funding increased, contributing to other increases in the cost of funds. Net interest margins were comparable in 1995 and 1994. In 1995, the Company maintained net interest margins at approximately the prior year's level by continuing to maintain interest rates on many core deposits at lower levels more consistent with industry averages, and as a result of growth in demand deposit balances. See "Net Interest Income and Average Balances," below. Repricing opportunities for loans and the shift in deposit base to lower cost demand, interest checking, savings and money market deposits served to increase net interest margins in 1994. In 1994, the Company reduced its cost of funds to levels more consistent with industry averages by maintaining interest rates on many core deposits at or below their lowered prior year levels when rates had generally declined. Concurrently, the Company was able to increase loan rates during 1994 when rates generally rose. The provision for credit losses amounted to $3.0 million in 1996, $3.1 million in 1995 and $1.9 million in 1994. See "Financial Condition - Provision for Credit Losses," below. Service fees on deposit accounts increased to $3.0 million in 1996, compared to $2.7 million in 1995 and $2.2 million in 1994. Increases in merchant card fees during these periods were significantly offset by increases in related expense, reflected under non-interest expense as merchant credit card deposit expense. See "Results of Operations - Net Interest Income and Average Balances" and "Non-Interest Income," below.

         Net Interest Income and Average Balances. Net interest income was $40.6 million in 1996, compared to $36.1 million in 1995 and $29.5 million in 1994. Yields on interest earning assets decreased to 8.40% in 1996 from 8.66% in 1995, a difference of .26%, and reflected the impact of a lower prime rate and other market interest rates. While yields on many categories of interest bearing liabilities were also lower, yields in other categories were increased due to market pressure. Further, the proportion of higher cost non-deposit funding increased, contributing to other increases in the cost of funds. Accordingly, the cost of interest bearing liabilities of 4.53% in 1996, was comparable to the 4.57% in 1995. While yields on time deposits and interest checking decreased in 1996 as compared to 1995, yields on savings and money markets increased. The ratio of higher cost non-deposit funding consisting of securities sold under repurchase agreements, subordinated debentures and FHLB advances, to deposits, also increased in 1996 compared to 1995. Expressed as a percentage of deposits, that ratio was 23% in 1996 compared to 13% in 1995. Yields on interest earning assets increased to 8.66% in 1995 from 7.77% in 1994, a difference of .89% as assets were repriced to market interest rates which continued their cycle of 1994 increases into the first half of 1995, when the Wall Street Journal prime peaked at 9%. Decreases in interest rates in the latter half of 1995 were too modest to offset the effect of the increases in the first half of the year. Such decreases did result in a prime rate of 8.75% for most of the latter half of 1995. Accordingly, the cost of interest bearing liabilities also increased, to 4.57% in 1995, from 3.49% in 1994, a difference of 1.08% as liabilities adjusted to market interest rates more rapidly than assets. In 1995 the Company was nonetheless able to maintain interest rates on many core deposits at lower levels (relative to market rates) which were more consistent with industry averages, as it had done in 1994. Also in 1995, increases in demand deposits served to partially offset the impact of increases in the cost of interest bearing liabilities. Accordingly, net interest margins of 4.87% in 1995 and 4.89% in 1994 were comparable. However, the Company's cost of funds, which was high relative to the industry before 1994, may increase in the future. In addition to matching its local competitors' rates, which may fluctuate significantly, a higher relative proportion of certificates of deposit, if required to fund loan growth or increase liquidity, might serve to increase the cost of funds.

The following tables present the average daily balances of assets, liabilities and shareholders' equity and the respective interest earned or paid on interest earning assets and interest bearing liabilities, as well as average rates for the periods indicated:

                                                                    Year Ended December 31,
                                           -----------------------------------------------------------------------
                                                          1996                                 1995
                                           ----------------------------------   ----------------------------------
                                             Average                 Average       Average                 Average
                                             Balance      Interest    Rate         Balance      Interest    Rate
                                           ----------------------------------   ----------------------------------
                                                                                     (dollars in thousands)
Assets:
Interest earning assets:
  Mortgages held for sale                   $    658      $    47      7.14%      $    867      $    69     7.96%
  Loans net of unearned discount(1)          695,479       63,438      9.12%       608,385       56,739     9.33%
  Allowance for credit losses                (13,127)                               (9,750)
                                           ------------  ------------           ------------  ------------
  Loans, net                                 683,010       63,485      9.29%       599,502       56,808     9.48%
  Investment Securities:
  Held to maturity:
   Taxable investment securities                 544           34      6.25%         4,199          233     5.55%
   Non-taxable investment securities             687           53      7.71%(2)        632           49     7.75%(2)

  Available for sale:
   Taxable investment securities             147,486        8,614      5.84%        85,219        4,597     5.39%
   Non-taxable investment securities           6,970          571      8.19%(2)      2,962          226     7.63%(2)
   Federal funds sold                         39,368        2,127      5.40%        41,436        2,498     6.03%
                                           ------------  ------------           ------------  ------------       -
Net interest earning assets                  878,065       74,884                  733,950       64,411
Cash and due from banks                       29,051                                30,639
Accrued interest receivable                    5,908                                 4,809
Bank premises and equipment                   13,303                                12,448
Other real estate owned                        3,714                                 6,080
Other assets                                  20,782                                12,718


Liabilities and Shareholders' Equity:
Deposits:
  Demand (non-interest bearing)             $110,827                              $105,006
  Interest checking                           68,719    $   1,317      1.92%        60,101    $   1,273     2.12%
  Savings and money market                   191,473        5,877      3.07%       163,989        4,866     2.97%
  Time                                       328,434       17,996      5.48%       309,152       17,479     5.65%
                                           ------------  ------------           ------------  ------------       -
    Total deposits                           699,453       25,190                  638,248       23,618
Securities sold under repurchase agreements   71,805        2,834      3.95%        27,962          980     3.50%
Subordinated notes and debentures             26,565        2,401      9.04%         9,000          855     9.50%
FHLB advances                                 65,292        3,619      5.54%        47,309        2,776     5.87%
Accrued interest payable                       7,351                                 6,725
Other liabilities                              4,989                                 3,324
Shareholders' equity:
  Common stock                              $  3,927                              $  3,246
  Preferred stock and related surplus                                               11,235
  Additional paid-in capital                  52,924                                35,857
  Retained earnings                           19,565                                17,458
                                           ------------                         ------------
    Total shareholders' equity              $ 76,416                              $ 67,796
                                           ============                         ============

Average total interest earning assets       $891,192       74,884      8.40%      $743,700    $  64,411     8.66%

Average total interest bearing liabilities  $752,288      $34,044      4.53%      $617,513     $ 28,229     4.57%
                                                         ------------                         ------------

Net yield on average interest earning       $891,192      $40,840      4.58%      $743,700    $  36,182     4.87%
assets (net interest margin)                             ============                         ============


                                               ---------------------------------
                                                                1994
                                               ---------------------------------
                                                 Average                 Average
                                                 Balance      Interest    Rate
                                               ---------------------------------
Assets:
Interest earning assets:
  Mortgages held for sale                      $  4,114      $   321       7.80%
  Loans net of unearned discount(1)             487,505       41,586       8.53%
  Allowance for credit losses                    (7,003)
                                              ----------    ---------
  Loans, net                                    484,616       41,907       8.65%
  Investment Securities:
  Held to maturity:
   Taxable investment securities                  5,973          374       6.26%
   Non-taxable investment securities                425           33       7.76%(2)

  Available for sale:
   Taxable investment securities                 80,018        3,528       4.41%
   Non-taxable investment securities              3,720          274       7.37(2)
   Federal funds sold                            24,098          931       3.86%
                                               ----------    ---------
Net interest earning assets                      598,850       47,047
Cash and due from banks                           25,300
Accrued interest receivable                        3,875
Bank premises and equipment                       10,318
Other real estate owned                            5,208
Other assets                                       5,468


Liabilities and Shareholders' Equity:
Deposits:
  Demand (non-interest bearing)                 $ 85,331
  Interest checking                               52,877       $ 1,056     2.00%
  Savings and money market                       160,291         4,270     2.66%
  Time                                           240,014        10,035     4.18%
                                                ----------    ---------
    Total deposits                               538,513        15,361
Securities sold under repurchase agreements       21,699           498     2.30%
Subordinated notes and debentures                  9,000           855     9.50%
FHLB advances                                     15,359           698     4.54%
Accrued interest payable                           4,050
Other liabilities                                    460
Shareholders' equity:
  Common stock                                  $  2,506
  Preferred stock and related surplus             12,840
  Additional paid-in capital                      30,382
  Retained earnings                               13,070
                                               ----------
    Total shareholders' equity                  $ 58,798
                                               ==========

Average total interest earning assets           $605,853       $47,047     7.77%

Average total interest bearing liabilities      $499,240       $17,412     3.49%
                                                              ----------
Net yield on average interest earning           $605,853       $29,635     4.89%
assets (net interest margin)                                  ==========

(1) Non-accrual loans have been included in the appropriate average loan balance category, but interest on non-accrual loans has not been included for purposes of determining interest income.
(2) The interest earned on non-taxable investment securities is shown on a tax equivalent basis assuming a federal tax rate of 34% for all periods.

         The following table presents a summary of the principal components of and changes in interest income and interest expense of the Company for the periods indicated:


                                                                                                   Change from Prior Year
                                         -------------------------------------------------------------------------------------------
                                                    Year Ended December 31,                1996                   1995
                                         -------------------------------------------------------------------------------------------
                                                1996           1995          1994           Amount   Percent       Amount    Percent
                                         ------------  -------------  ------------      -----------  --------  -----------  --------
                                                                           (dollars in thousands)
Interest Income:
Mortgages held for sale                      $    47 $           69       $   321           $  (22)      (32%)     $ (252)     (79%)
Interest and fees on loans                    63,438         56,739        41,586            6,699        12%      15,153       36%
Interest on investment securities:
   Held to maturity:
     U.S. Treasury securities                                   102            77             (102)     (100%)         25       32%
     Federal agency obligations                   34            131           297              (97)      (74%)       (166)     (56%)
     State and municipal obligations              35             32            22                3         9%          10       45%
   Available for sale:
     U.S. Treasury securities                  3,159          1,964         2,821            1,195        61%        (857)     (30%)
     Federal agency obligations                4,960          2,321           569            2,639       114%       1,752      308%
     State and municipal obligations             377            149           181              228       153%         (32)     (18%)
     Other                                       495            312           138              183        59%         174      126%
Interest on federal funds sold                 2,127          2,498           931             (371)      (15%)      1,567      168%
                                         ------------  -------------  ------------      -----------            -----------
Total interest income                         74,672         64,317        46,943           10,355        16%      17,374       37%
                                         ------------  -------------  ------------      -----------            -----------
Interest Expense:
   Deposits                                   25,190         23,618        15,361            1,572         7%       8,257       54%
   FHLB advances                               3,619          2,776           698              843        30%       2,078      298%
   Securities sold under
     repurchase agreements                     2,834            980           498            1,854       189%         482       97%
   Subordinated notes and debentures           2,401            855           855            1,546       181%
                                         ------------  -------------  ------------      -----------            -----------
Total interest expense                        34,044         28,229        17,412            5,815        21%      10,817       62%
                                         ------------  -------------  ------------      -----------            -----------
Net interest income                          $40,628        $36,088       $29,531           $4,540        13%      $6,557       22%
                                         ============  =============  ============      ===========            ===========

         The following table sets forth changes in net interest income attributable either to changes in volume (average balances) or to changes in average rates for interest earning assets and interest bearing liabilities:



                                                             1996 Versus 1995                              1995 Versus 1994
                                                 -----------------------------------------     -------------------------------------
                                                      Net                Due to                     Net                Due to
                                                   Increase            Changes in                 Increase           Changes in
                                                  (Decrease)      Volume         Rate            (Decrease)      Volume        Rate
                                                 -----------------------------------------     -------------------------------------
                                                                                     (in thousands)
Interest Income:
   Mortgages held for sale                           $   (22)      $   (15)       $    (7)          $  (252)      $  (257)   $    5
   Loans                                               6,699         7,912         (1,213)           15,153        11,010     4,143
   Investment securities:
     Held to maturity:
       Taxable investment securities                    (199)         (233)            34              (141)         (102)      (39)
       Non-taxable investment securities                   3             3                               10            10
     Available for sale:
       Taxable investment securities                   4,017         3,608            409             1,069           241       828
       Non-taxable investment securities                 228           216             12               (32)          (38)        6
   Federal funds sold and securities
       purchased under agreements to resell             (371)         (120)          (251)            1,567           881       686
                                                 ------------  ------------  -------------     -------------  ------------  --------
   Total increase (decrease)  in interest income      10,355        11,371         (1,016)           17,374        11,745     5,629
                                                 ------------  ------------  -------------     -------------  ------------  --------

Interest Expense:
   Interest checking                                      44           131            (87)              217           151        66
   Savings and money market                            1,013           839            174               596           100       496
   Time deposits                                         515         1,023           (508)            7,444         3,349     4,095
   Securities sold under repurchase agreements         1,854         1,716            138               482           171       311
   Subordinated notes and debentures                   1,546         1,556            (10)
   FHLB advances                                         843           987           (144)            2,078         1,823       255
                                                 ------------  ------------  -------------     -------------  ------------  --------
Total increase (decrease) in interest expense          5,815         6,252           (437)           10,817         5,594     5,223
                                                 ------------  ------------  -------------     -------------  ------------  --------
Changes in net interest income                       $ 4,540       $ 5,119        $  (579)          $ 6,557       $ 6,151    $  406
                                                 ============  ============  =============     =============  ============  ========

         During 1996, average interest earning assets totaled $891.2 million, an increase of $147.5 million or 20% over 1995, as compared to an increase of $137.8 million or 23% in 1995 over 1994. Of the $147.5 million increase in 1996, $86.9 million resulted from increased average loan balances, and primarily reflected the full year impact in 1996 from the Constitution acquisition on August 4, 1995. Of the $137.8 million increase in 1995, $117.6 million resulted from increased average loan balances, which included $33.3 million of average loan balances resulting from the Constitution acquisition, $21.9 million from the Security First acquisition on December 22, 1994, and $9.6 million from the full year effect in 1995 from the Chester County acquisition on March 29, 1994. Of the $69.5 million increase in 1994, $57.8 million resulted from increased average loan balances, which included the $28.7 million of average loan balances resulting from the Chester County acquisition. As the Security First acquisition occurred on December 22, 1994, it had an insignificant effect on the 1994 annual average. The average rate on interest earning assets was 8.40% in 1996, 8.66% in 1995 and 7.77% in 1994. During 1996, average interest bearing liabilities totaled $752.3 million, an increase of $134.8 million or 22% over 1995 compared to an increase of $118.3 million or 24% in 1995 from 1994. Of the $134.8 million increase in 1996, $36.1 million resulted from increases in interest checking, savings and money market accounts. Of the $118.3 million increase in 1995, $10.9 million resulted from increases in interest checking savings and money market accounts. The average rate on interest bearing liabilities decreased to 4.53% in 1996 after increasing to 4.57% in 1995 from 3.49% in 1994.

         Non-Interest Income. The following table provides a summary of non-interest income:


                                                        Year Ended December 31,
                                                     ---------------------------
                                                     1996       1995        1994
                                                     ----       ----        ----
                                                            (in thousands)
Non-interest income:
Service fees on deposit accounts...................$3,011     $2,654      $2,191
Gain on sales of residential mortgages.............   419        261         405
Gain on sales of investment securities.............   245        333         128
Mortgage servicing fees ...........................   819        885         742
Merchant credit card deposit fees.................. 1,593      1,247         871
Other.............................................. 1,032      1,128       1,006
                                                   ------     ------      ------
Total..............................................$7,119     $6,508      $5,343
                                                   ======     ======      ======


         Total non-interest income for 1996 was $7.1 million, an increase of $611,000 or 9% from 1995, which in turn had shown an increase of $1.2 million or 22% from the prior year. Service fees on deposit accounts increased by 13% and 21% respectively in 1996 and 1995, as compared to the prior year periods and totaled $3 million in 1996. The increase in 1996 reflected the full year impact of the Constitution acquisition, and internal growth. The increase in 1995 reflected the impact of the Constitution and Security First acquisitions, as well as the full year impact of the Chester County acquisition. Throughout the three year period ended 1996, there were no significant increases in service charge amounts. Thus, most of the increases resulted from increases in both volume of accounts and number of charges.

         Gain on the sales of residential mortgages for 1996 amounted to $419,000, an increase of $158,000 or 61% from 1995, which in turn had shown a decrease of $144,000 or 36% from the prior year. The increase in 1996 reflected the implementation of SFAS No.122 "Accounting For Mortgage Servicing Rights" which mandated the recognition of income resulting from originated mortgage servicing rights and was effective with the fourth quarter of 1995. Resulting income for 1996 and 1995 was, respectively, $279,000 and $72,000. The reduction in 1995 resulted primarily from decreased refinancing volume due to the increased levels of market interest rates during that period. The Company generally sells all the residential mortgage loans it originates under fixed price commitments from the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other entities. Gain on the sales of residential mortgage loans is recognized at the time of sale and substantially all such gains result from fees collected on such loans.

         Sales of securities resulted in net gains of $245,000 in 1996, as compared to $333,000 in 1995 and $128,000 in 1994. In structuring the Company's investment portfolio, management attempts to lock in yields in the most advantageous rate environments. In 1996 and in the latter half of 1995, investment securities available for sale were sold and replaced with securities offering higher yields. Sales of investment securities available for sale in 1994, all made in the first quarter, amounted to $18.7 million, and reflected management's expectation of increases in market interest rates. The anticipated interest rate increases occurred shortly thereafter and there were no additional sales in 1994.

         Mortgage servicing fees were $819,000 in 1996, compared to $885,000 in 1995 and $742,000 in 1994. The decrease in 1996 reflected the impact of reductions in the servicing portfolio to $245.3 million at December 31, 1996, from $254.2 million at December 31, 1995. The reductions reflected paydowns and insignificant portfolio purchases in 1996. The increase in 1995 mortgage servicing fees over the prior year resulted primarily from the fourth quarter 1994 purchase of servicing rights to a $70.0 million mortgage portfolio. At December 31, 1996 and 1995, the remaining unamortized purchase price amounts for mortgage servicing rights were $799,000 and $982,000, respectively, and are being amortized over the estimated lives of the portfolios.

         Merchant credit card fees increased in 1996 as compared to 1995 which had increased significantly over 1994. Most of the increases, which resulted primarily from increases in volume, are offset by increases in related expense, reflected under non-interest expense as merchant credit card deposit expense.

         Non-Interest Expense. The following table provides a summary of non-interest expense, by category of expense:

                                                                          Year Ended December 31,
                                                                 ----------------------------------------------
                                                                      1996              1995              1994
                                                                      ----              ----              ----
                                                                                   (in thousands)
Non-interest expense:
   Salaries and employee benefits.............................     $13,671           $12,218           $10,809
   Occupancy..................................................       3,217             3,029             2,738
   Depreciation...............................................       1,598             1,510             1,351
   FDIC insurance.............................................          28               731             1,221
   Data processing............................................         967             1,135               885
   Legal and auditing.........................................       1,010               847               564
   Stationery, printing, and supplies.........................         841               700               470
   Shares tax.................................................         634               476               338
   Advertising................................................       1,155               704               440
   Other real estate-owned maintenance expense................         230               362               204
   Loss on sale and write-downs of other real estate owned....          56               298               324
   Amortization of intangibles................................       1,262               816               237
   Merchant credit card deposit...............................       1,218               984               637
   Other......................................................       4,506             3,837             3,537
                                                                     -----             -----             -----
             Total............................................     $30,393           $27,647           $23,755
                                                                   =======           =======           =======


         Total non-interest expense for 1996 was $30.4 million, an increase of $2.7 million or 10% over the $27.6 million in 1995, which had increased $3.9 million or 16% over 1994. Salaries and employee benefits represent the largest component of non-interest expense. Increases over the respective prior year periods were $1.5 million or 12% in 1996 and $1.4 million or 13% in 1995. The increases in salary and employee benefits in 1996 over 1995, and in 1995 over 1994, reflected the expansion of the commercial and consumer loan departments and the addition of new branches. Salaries and employee benefits in 1995 also reflected decreases in mortgage department staffing levels resulting primarily from reduced mortgage refinancing originations in that year.

         Of the 1996 increase in salary and benefits of $1.5 million, $222,000 resulted from commercial loan department expansion, $124,000 resulted from consumer loan department expansion and $430,000 resulted from additional branches. Of the 1995 increase in salary and employee benefits of $1.4 million, $366,000 resulted from commercial loan department expansion, $92,000 resulted from consumer loan department expansion, and approximately $334,000 resulted from additional branches. In 1995, ESOP and 401(k) contributions amounted to $279,000, an increase of $98,000 over 1994. In 1995, reductions in salary expense in the mortgage department from the prior year amounted to approximately $126,000. The increases in 1996 and 1995 also reflected annual merit increases which averaged 3% to 4.5%.

         Occupancy expense totaled $3.2 million in 1996 compared to $3.0 million in 1995 and $2.7 million in 1994. The $188,000 increase in 1996 reflected the expense of a branch from the Constitution acquisition and four additional new branches. Of the $291,000 increase in 1995, $249,000 resulted from additional branch locations. Depreciation expense was $1.6 million in 1996, $1.5 million in 1995, and $1.4 million in 1994. The increases in 1996 and 1995 as compared to respective prior year periods reflected the impact of the new branches.

         The FDIC insurance assessment for 1996 amounted to $28,000 compared to $731,000 in 1995 and $1.2 million in 1994. The $703,000 reduction in 1996 and the $490,000 reduction in 1995 as compared to respective prior years resulted from reductions in assessment rates. For 1997, assessments are scheduled to be maintained at de minimus amounts; however, larger assessments may be re-instituted at any time, and may be subject to periodic increases or decreases.

         Data processing expense amounted to $967,000 in 1996, $1.1 million in 1995 and $885,000 in 1994. The $168,000 decrease in 1996 compared to 1995 reflected reductions in data processing fees resulting from a new outsourcing contract. The $250,000 increase in 1995 over 1994 reflected increases in transaction volume resulting primarily from acquisitions.

         Legal and auditing expense amounted to $1.0 million in 1996, $847,000 in 1995 and $564,000 in 1994. The $163,000 increase in 1996 over 1995 reflected legal fees on several unrelated matters. Of the $283,000 increase in 1995, $108,000 reflected an increase in case management fees and $47,000 reflected increased expense for Securities Exchange Commission and other regulatory filings.

         Stationery printing and supplies amounted to $841,000 in 1996, $700,000 in 1995 and $470,000 in 1994. The $141,000 increase in 1996 and $230,000 increase in 1995 over respective prior years reflected the impact of acquisitions and additional branch locations.

         The shares tax is a tax assessed in Pennsylvania in lieu of a state income tax. The tax is assessed at the rate of 1.25% against a six year moving average of shareholders' equity. Accordingly, increases in expense of $158,000 in 1996 and $138,000 in 1995 over the respective prior years reflected the impact of increases in shareholders' equity resulting from capital offerings, acquisitions and retained earnings.

         Advertising expense amounted to $1.2 million in 1996, $704,000 in 1995 and $440,000 in 1994. Of the $534,000 increase in 1996 over 1995, $125,000 resulted form promotional expense in connection with credit card programs. Approximately $125,000 of the increase resulted form a one time advertising campaign promoting personal transaction accounts. A total of $65,000 resulted from introductory advertising of new telephone and computer banking services. Of the $264,000 increase in 1995 over 1994, $138,000 resulted from newspaper advertising campaigns promoting certificates of deposit.

         Amortization of intangibles amounted to $1.3 million in 1996, $816,000 in 1995, and $237,000 in

1994. Substantially all of the $446,000 increase in 1996 over 1995 resulted from the full year impact of the Constitution acquisition. A total of $208,000 resulted from increased related goodwill amortization, and $231,000 resulted from related core deposit intangibles amortization. Of the $579,000 increase in 1995 over 1994, $384,000 resulted from goodwill amortization substantially all of which resulted from the Constitution and Security First acquisitions. Goodwill from each of those acquisitions is being amortized over a fifteen year period. Additionally, a total of $93,000 resulted from core deposit intangibles amortization, primarily from the Constitution acquisition, and $87,000 resulted from amortization of purchased mortgage servicing rights on new purchases.

         Merchant credit card deposit expense increased in 1996 as compared to 1995 which had increased significantly over 1994. Most of the increases, which resulted primarily from increases in volume, are offset by increases in related income, reflected under non-interest income as merchant credit card deposit fees.

         Income Taxes. The Company's income tax provision was $5.2 million in 1996 compared to $4.2 million in 1995 and $3.1 million in 1994. The effective income tax rate was 36% in 1996, 35% in 1995 and 33% in 1994. The increases in the effective rate in 1996 and 1995 over 1994 were primarily due to increases in taxable income and an increase in non-deductible amortization. This was partially offset by an increase in tax-exempt investment income.

Liquidity and Capital Resources

         Liquidity defines the ability of the Company to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs, maintain reserve requirements and otherwise operate on an ongoing basis. During the past three years, the liquidity needs of the Company were primarily met by cash on hand, deposits in other banks, federal funds sold and the sale of investment securities. The Company invests its funds not needed for operations ("excess liquidity") primarily in daily federal funds and securities.

         The major source of funds for the Company's investing activities are cash inflows resulting from net increases in deposits. Advances from the FHLB are also periodically utilized. Net increases in FHLB advances amounted to $49.0 million in 1996 as compared to $39.7 million in 1995 and $25.0 million in 1994. Net deposits decreased $42.5 million in 1996 after increasing $5.6 million and $3.7 million respectively in 1995 and 1994. The decrease in 1996 reflected seasonal fluctuations. Funding was directed primarily at cash outflows required by net increases in loans of $74.1 million, $47.4 million and $54.6 million, respectively, in 1996, 1995 and 1994. Cash flows in 1996 were also increased from an offering of $23 million of 8.75% subordinated notes.

         In addition to demand, interest checking and savings and money market deposit growth, the Company utilizes certificates of deposit to fund its loans. Amounts of such certificates have historically been generated by matching upper market Philadelphia-area certificate of deposit rates.

         Operating activities include cash outflows for residential mortgages originated for sale, which amounted to $26.6 million, $20.5 million and $36.6 million, respectively, in 1996, 1995 and 1994. Outflows for mortgages originated for sale are generally offset within 90 days by the receipt of related sales proceeds. Securities cash outflows represent purchases of investment securities. Investment securities available for sale may be sold for liquidity purposes as necessary. Investment securities held to maturity are available for liquidity after such maturity.

         The cash flow balances from the banks acquired by the Company were excluded from the consolidated statements of cash flows and from the preceding discussion since they arose when such banks were independent of the Company.

         The Company knows of no adverse conditions which would impact the continued short or long term use of its cash inflows as heretofore described. To enhance liquidity, Jefferson PA maintains membership in the FHLB. Thus, it may obtain overnight funding of up to 10% of its total assets at rates approximately
 .25% over daily federal funds rates by pledging first mortgage residential collateral against such advances. Longer term funding at rates approximately
 .40% over U.S. Treasury rates is also available. As of December 31, 1996, the Company had outstanding $124.0 million of overnight advances, all of which matured in January 1997.

         Both the Company and its subsidiary banks are required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB (for the Company) and the FDIC (for the subsidiary banks). The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, institutions are expected to meet minimum ratios for "qualifying total capital" and tier 1 capital to risk-weighted assets of 8% and 4% respectively and a minimum leverage ratio (the ratio of Tier 1 capital to total average assets) of 3% plus an additional cushion of between 1% and 2%. As used in the guidelines, "Tier 1 capital" includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) include allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. The subordinated debt component of Tier 2 capital is reduced by 20% per year over the last five years of the term of the subordinated debt. The following table sets forth the regulatory capital ratios of the Company, Jefferson PA and Jefferson NJ as of December 31, 1996, together with the minimum ratios required under the regulation for an institution to be deemed "well capitalized":


                                                                       Tier 1 Capital           Total Capital
                                                                     to Risk-Weighted        to Risk-Weighted
                                            Leverage Ratio(1)          Assets Ratio            Assets Ratio
                                            ----------------        -----------------        ----------------
                                               December 31,             December 31,            December 31,
                                            1996        1995        1996         1995        1996        1995
                                            ----        ----        ----         ----        ----        ----
Entity:
The Company............................     7.09%       6.54%       9.61%        9.16%      15.31%      11.74%
Jefferson PA...........................     6.92%       6.01%       9.22%        8.26%      14.81%      10.92%
Jefferson NJ...........................     8.10%      12.16%      11.16%       17.56%      16.88%      18.13%
"Well capitalized" institution (under
  FDIC Regulations)......................   5.00%       5.00%       6.00%        6.00%      10.00%      10.00%


----------------
(1) The "leverage ratio" is the ratio of tier 1 capital to total average assets.

         At December 31, 1996, both the Company and its subsidiary banks were "well-capitalized" under FDIC regulations.

Asset and Liability Management

         The management of rate sensitive assets and liabilities is essential to controlling interest rate risk and optimizing interest margins. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of a bank's interest margin resulting from changes in market interest rates.

         The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of December 31, 1996, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. To the extent loans presented in this table are on a demand basis, they are categorized as to maturity based upon their stated amortization schedule.


                                                1-90          91-180       180-364       1-2            3-5          Over 5
                                                Days           Days          Days       Years          Years          Years
                                           -----------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Interest earning assets:
   Mortgages held for sale                    $    725
   Loans net of unearned discount              321,666       $ 54,522      $ 64,258    $110,905       $147,337      $ 39,606
   Investment securities:
     Held to maturity:
       Taxable investment securities
       Non-taxable investment securities                                                                   267           420
     Available for sale:
       Taxable investment securities             7,012        10,031        29,875       45,360         33,874         5,466
       Non-taxable investment securities           250            51           350          606            547        12,673
   Other                                        12,667
   Federal funds sold                           33,950
                                           ------------  ------------  ------------  ------------  -------------  ------------
   Total interest earning assets               376,270        64,604        94,483      156,871         182,025       58,165
                                           ------------  ------------  ------------  ------------  -------------  ------------

Interest bearing liabilities:
   Interest checking                            88,295
   Savings and money market                    182,735
   Time deposits                               103,926        74,724        81,572        17,261         10,074           770
   Securities sold under repurchase agreements  73,764
   FHLB advances                               124,000
   Subordinated notes and debentures                                                                                   32,000
                                           ------------  ------------  ------------  ------------  -------------  ------------
Total interest bearing liabilities             572,720        74,724        81,572        17,261         10,074        32,770
                                           ------------  ------------  ------------  ------------  -------------  ------------
Gap                                          $(196,450)   $  (10,120)    $  12,911    $  139,610     $  171,951    $    25,395
                                           ============  ============  ============  ============  =============  ============
Cumulative gap                               $(196,450)    $(206,570)    $(193,659)   $  (54,049)    $  117,902    $   143,297
                                           ============  ============  ============  ============  =============  ============
Gap to assets ratio                                (20%)          (1%)           1%           14%            17%            3%
Cumulative gap to assets ratio                     (20%)         (21%)         (19%)          (5%)           12%           14%



         The method used to analyze interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets, e.g., adjustable rate loans, often have provisions which may limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals experienced by the Company in the event of a change in interest rates may deviate significantly from those assumed in calculating the data shown in the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Financial Condition

         General. Total average assets of the Company amounted to $950.8 million in 1996, $800.6 million in 1995, and $649.0 million in 1994. This amounted to a $150.2 million or 19% increase in 1996 over 1995, as compared with an increase of $151.6 million or 23% in 1995 over 1994. In 1996, increases in average assets reflected the full year effect of the Constitution acquisition. Total average assets increased during 1995 primarily as a result of the 1995 Constitution acquisition and the full year effect of the 1994 Security First and Chester County acquisitions. Total assets increased during 1994 primarily as a result of the Chester County acquisition. Capital position in 1996 was enhanced by the $23.0 million offering of the Company's 8.75% subordinated notes. See "Liquidity and Capital Resources," above.

         Investment Portfolio. The following tables present the book and approximate market values for each major category of the Company's investment securities for securities, both held to maturity as well as securities available for sale:


                                                         December 31,
                                            ------------------------------------
                                                  1996               1995
                                           Book(1)   Market    Book(1)  Market
                                          -----     -------    -----   -------
                                                        (in thousands)

Securities Held to Maturity:
U.S. Treasury securities.................                   $ 2,000   $ 1,999
Federal agency obligations...............                     1,197     1,198
State and municipal obligations..........$ 687      $ 701       692       711
                                          ------     ------   -------   ------
Total investment securities
  held to maturity(2)................... $ 687      $ 701    $3,889    $3,908
                                          =====      =====    ======    ======


                                                                        December 31,
                                              -----------------------------------------------------------------
                                                    1996                     1995                  1994
                                            Book(1)       Market      Book(1)    Market     Book(1)    Market
                                            -----        -------     -----      -------     -----     -------
                                                                           (in thousands)
Securities Available for Sale:
U.S. Treasury securities...............     $ 62,554     $ 62,533    $54,524     $54,527    $53,269    $51,632
Federal agency obligations.............       68,668       68,745     75,274      75,946      9,142      8,950
State and municipal obligations........       14,234       14,477      2,584       2,617      3,448      3,368
Other securities.......................       13,007       13,007      8,783       8,783      3,699      3,699
                                           ---------     --------    -------     -------    -------    -------
Total investment securities
  available for sale(2)................     $158,463     $158,762   $141,165    $141,873    $69,558    $67,649
                                            ========     ========   ========    ========    =======    =======


(1) Book value for securities held to maturity is stated at par plus any remaining unamortized premium paid or less any remaining unamortized discount received. Effective January 1, 1994, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Prior thereto, all investment securities were categorized as available for sale and carried at the lower of amortized cost or market.
(2) Except for U.S. Treasury and agency securities, investments in the securities of any one issuer do not exceed 10% of the total amount of investment securities held.

         To enhance liquidity and diversification of its interest earning assets, the Company has been increasing its investment portfolio. To optimize liquidity, investments consist primarily of U.S. Treasury and agency securities. The Company has been increasing the average maturity of its investment portfolio by purchasing Federal agency securities in the five year maturity range, and municipal securities in the fifteen to twenty year maturity range.

         Investment securities with a carrying value of $85.6 million and $55.6 million at December 31, 1996 and 1995, respectively, were pledged to secure deposits of state and local governments, federal government agencies, and securities sold under repurchase agreements as required or permitted by law.

         The following table shows the contractual maturity distribution of the investment securities portfolio and the weighted average yield of such securities as of December 31, 1996:

                                                           After                      After
                                                           One to                     Five to                    Over
                               One Year      Average       Five         Average       Ten           Average      Ten
                               or less       Yield (1)     Years        Yield (1)     Years         Yield (1)    Years
                               ------------  ------------  -----------  ------------  ------------  -----------  -----------
                                                                                (dollars in thousands)
Held to Maturity:
U.S. Treasury securities
Federal agency obligations
State and municipal obligations                             $   267         7.05%       $   420         8.17%
                                                           -----------                ------------
   Total held to maturity                                   $   267                     $   420
                                                           ===========                ============
     Weighted average yield (1)                                             7.05%                      8.17%
                                                                        ============                ===========

Available for Sale:
U.S. Treasury securities        $   26,087       5.31%      $36,446         5.94%
Federal agency obligations          15,400       5.90%       26,246         6.15%       $10,037        5.68%      $17,062
State and municipal obligations        600       7.66%        1,204         6.34%           437        7.92%       12,236
   Other securities                                                                         240        8.58%       12,767
                               ------------                -----------                ------------               -----------
   Total available for sale     $   42,087                  $63,896                     $10,714                   $42,065
                               ============                ==========                ============               ============
     Weighted average yield (1)                  5.56%                      6.03%                      5.84%
                                             ============               ============                ===========




                                Average
                                Yield (1)     Total
                                ------------  -----------

Held to Maturity:
U.S. Treasury securities
Federal agency obligations
State and municipal obligations                $    687
                                              -----------
   Total held to maturity                      $    687
                                              ===========
     Weighted average yield (1)


Available for Sale:
U.S. Treasury securities                       $ 62,533
Federal agency obligations         6.51%         68,745
State and municipal obligations    8.52%         14,477
   Other securities                5.75%         13,007
                                              -----------
   Total available for sale                    $158,762
                                              ===========
     Weighted average yield (1)    6.86%
                                ============

(1) Yields on tax-exempt obligations have been computed on a tax equivalent basis assuming a federal tax rate of 34%.


         Loan Portfolio. The mainstay of the Company's lending business continues to be commercial loans and commercial mortgages. However, other lines of business are also being pursued. Accordingly, while commercial loans and commercial mortgages grew to $437.9 million at December 31, 1996, a $161.7 million increase over December 31, 1992, consumer loans, primarily indirect automobile loans, grew by $108.8 million during that period and amounted to $162.7 million at December 31, 1996. The construction loan portfolio, comprised primarily of single family residential construction loans, also increased $25.3 million during the period, to a total of $61.2 million.

         The following table summarizes the loan portfolio of the Company by loan category and amount at December 31 for the past five years. The loan categories correspond to the Company's internal classifications. Net loans are stated at the amount of unpaid principal, and are net of unearned discount and unearned loan fees. Loans with a principal amount in excess of 2% of the Company's capital are generally considered to be "large" loans. By these standards, large loans were those exceeding $1.6 million, $1.5 million and $1.3 million at December 31, 1996, 1995 and 1994, respectively. Large loans as a percentage of total loans at December 31, 1996, 1995 and 1994 were 12%, 13% and 10%, respectively.


                                                                       Book Value
                                        -------------------------------------------------------------------------
                                                                      December 31,
                                        -------------------------------------------------------------------------
                                         1996           1995             1994          1993             1992
                                         ----           ----             ----          ----             ----
                                                                  (in thousands)
Mortgages held for sale..............  $     725        $     484          $ 380        $ 19,009        $ 7,018
                                       ---------        ---------          -----        --------        -------
Residential mortgages................     61,179           55,691         57,599          47,320         56,790
Commercial mortgages.................    176,494          186,750        125,006         114,090        100,250
Commercial loans(1)..................    261,401          242,715        211,855         173,760        175,911
Construction loans...................     61,228           56,322         48,400          38,427         35,904
Consumer loans.......................    162,740          117,088         94,157          56,330         53,933
Overdrafts...........................      1,289            1,096            912             508          1,812
Lease financing, net.................     13,963           13,642         13,556           9,837          7,311
                                        --------         --------      ---------         -------       --------
Net loans (before allowance
  for credit losses).................    738,294          673,304        551,485         440,272        431,911
                                        --------          -------        -------        --------       --------
   Total (net loans and mortgages
     held for sale)..................   $739,019         $673,788       $551,865        $459,281       $438,929
                                        ========         ========       ========        ========       ========

----------------------
(1) At December 31, 1996, commercial loans secured by real property totaled $165.5 million.


         The following table summarizes the loan portfolio of the Company by loan category and amount at December 31, 1996 and corresponds to appropriate regulatory definitions:

                                                                    Book Value
                                                                  --------------
                                                                  (in thousands)
Loans secured by real estate:
 Construction and land development...................................$ 65,505
 Secured by 1-4 family residential properties........................ 195,145
 Secured by multifamily (5 or more) residential properties...........  19,241
 Secured by non-family, non-residential properties................... 216,133

Commercial and industrial loans:
 To U.S. addresses (domicile)........................................  95,880

Loans to individuals for household, family
and other personal expenditures:
 Credit cards and related plans......................................   7,233
 Other............................................................... 120,826
Tax-exempt industrial development obligations........................   3,419
All other loans......................................................   1,674
Lease financing receivables, net of unearned income..................  13,963
                                                                     --------
     Total...........................................................$739,019
                                                                     ========

         The following table presents selected loan categories at December 31, 1996 by maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less:

                                         Period to Maturity
                          -------------------------------------------
                              Within      One to Five        After
                             One Year        Years        Five Years      Total
                             --------     -----------     -----------    -------
                                         (in thousands)

Commercial.................  $213,997      $175,288         $48,610     $437,895
Construction...............    55,105         6,123                       61,228
                             --------      --------        --------     --------
    Total..................  $269,102      $181,411         $48,610     $499,123
                             ========      ========         =======      =======

Amount of loans:
  Loans at fixed rates.....               $ 137,763         $43,547
  Loans at variable rates..                  43,648           5,063
                                            -------          ------
     Total.................                $181,411         $48,610
                                            =======          ======

         The following table presents loans, including mortgages held for sale, as of December 31, 1996 by maturity:

                                         Period to Maturity
                          -------------------------------------------
                              Within      One to Five        After
                             One Year        Years        Five Years      Total
                             --------     -----------     -----------    -------
                                         (in thousands)

Mortgages held for sale......$    725                                $       725
Loans at fixed rates......... 129,296      $245,357         $68,331      442,984
Loans at variable rates...... 228,875        61,372           5,063      295,310
                             --------      --------        --------     --------
     Total...................$358,896      $306,729         $73,394     $739,019
                             ========      ========         =======     ========


         Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and accruing interest and is in the process of collection. Non-accrual loans were $9.7 million, $12.1 million, $8.1 million, $4.4 million and $5.4 million, respectively, at December 31, 1996, 1995, 1994, 1993 and 1992(1). Non-performing assets amounted to $13.2 million, $15.9 million, $13.3 million, $10.1 million and $10.3 million, respectively, at those dates(1). Non-performing assets included other real estate owned of $3.5 million, $3.8 million, $4.5 million, $4.9 million and $4.5 million, respectively, at December 31, 1996, 1995, 1994, 1993 and 1992(1). Of the $9.7
million in non-accrual loans(1) at December 31, 1996, $2.6

------------------
(1) Excluding loans past due 90 days or more and still accruing interest.

million resulted from the Constitution acquisition while most amounts form other acquisitions had been eliminated. Of the $12.1 million in non-accrual loans at December 31, 1995, $3.0 million resulted from the Constitution acquisition, and $895,000 remained from the Chester County and Security First acquisitions. Activity in 1996, a year in which there were no acquisitions, reflected $4.5 million of additions, $619,000 of transfers to other real estate owned, $656,000 of returns to accrual status, $4.4 million of charge offs and $1.2 million of payments. Activity in 1995, excluding the remaining year end balances from the Constitution acquisition, reflected $7.5 million of additions, $2.3 million of transfers to other real estate owned, $1.4 million of returns to accrual status, $1.6 million of charge-offs and $1.1 million of payments. Non-accrual loans were $8.1 million at December 31, 1994 representing an increase of $3.7 million over the prior year(1). That increase reflected approximately $1.7 million resulting from the Chester County and Security First acquisitions. The balance of the increase consisted primarily of two loans. The larger of these two loans originally was in the amount of $1.4 million, $637,000 of which was charged off and the balance of which was recovered through a sale. Loans 90 days or more past due at December 31, 1996 were $4.5 million. The $2.4 million decrease from the prior year end reflected the elimination of substantially all amounts resulting from the Constitution acquisition. Loans past due 90 days or more at December 31, 1995 were $6.9 million and reflected $2.2 million from the Constitution acquisition. Although significant increases in non-accrual loans resulted from acquisitions, management believes that such loans are adequately reserved in the allowance for credit losses. See "Summary of Credit Loss Experience" below.

         Other real estate owned at December 31, 1996 totaled $3.5 million, compared to $3.8 million at December 31, 1995. The December 31, 1996 total included approximately $625,000 from the Constitution acquisition. Activity in 1996, a year in which there were no acquisitions, reflected additions of $4.1 million with sales and other receipts of $3.1 million and charge offs of $1.2 million. Other real estate owned at December 31, 1995 totaled $3.8 million, a decrease of $740,000 from December 31, 1994. The balance at December 31, 1995 included insignificant amounts from the Chester County and Security First acquisitions and $2.2 million of other real estate owned from the Constitution acquisition. The balance at December 31, 1994 included approximately $917,000 resulting from the Chester County and Security First acquisitions. Significant activity in 1995, excluding remaining year end balances from the Constitution acquisition, reflected additions of $3.9 million with sales and other receipts of $6.3 million and charge offs of $539,000. Significant activity in 1994, excluding remaining year end balances from acquisitions, included approximately $2.6 million of additions, $3.3 million of sales proceeds, and $608,000 of write downs to market value and other charge-offs.


-----------------------
(1) Excluding loans past due 90 days or more and still accruing interest.

         The following table presents the principal amounts of non-accrual and renegotiated loans (excluding loans past due 90 days or more and still accruing interest) at December 31 for the years 1996 through 1992 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest. Totals for other real estate owned are also presented.


                                                                              December 31,
                                                    -------------------------------------------------------------------
                                                         1996          1995         1994          1993          1992
                                                    ------------  ------------  -----------  ------------  ------------
                                                                          (dollars in thousands)
 Loans accounted for on a non-accrual basis            $  9,710      $ 12,118     $  8,088      $  4,419      $  5,445
 Loans renegotiated to provide a reduction
   or deferral of interest or principal                       0             0          750           797           298
                                                    ------------  ------------  -----------  ------------  ------------
 Total non-performing loans(1)                            9,710        12,118        8,838         5,216         5,743
                                                    ------------  ------------  -----------  ------------  ------------
 Other real estate owned                                  3,537         3,751        4,491         4,918         4,539
                                                    ------------  ------------  -----------  ------------  ------------
 Total non-performing assets(1)                        $ 13,247      $ 15,869     $ 13,329      $ 10,134      $ 10,282
                                                    ============  ============  ===========  ============  ============
 Non-performing loans/total loans(1)                       1.31%         1.80%        1.60%         1.14%         1.31%
 Non-performing assets/total loans and
   non-performing assets(1)                                1.78%         2.34%        2.40%         2.18%         2.32%
 Loans past due 90 days or more as to
   interest or principal payments still
   accruing interest and not included in
   non-accrual loans                                   $  4,456      $  6,876     $  5,789      $  4,560      $  3,607
                                                    -----------    -----------  -----------  ------------     --------


         Interest Accrual Policies. Interest income is accrued as it is earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions which may affect the borrower's ability to repay and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Loans on which the accrual of interest had been discontinued or reduced, amounted to $9.7 million, $12.1 million and $8.1 million at December 31, 1996, 1995 and 1994, respectively. If interest on non-accrual loans(1) had been accrued, such income would have been approximately $963,000, $774,000 and $802,000 for the years ended December 31, 1996, 1995 and 1994, respectively(1) . At December 31, 1996 and 1995, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual.

         The balance of impaired loans was $9.7 million and $12.1 million respectively at December 31, 1996 and 1995. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $2.8 million and $3.1 million respectively at December 31, 1996 and 1995. The average recorded investment in impaired loans was $11.3 million in 1996 and the income recognized on impaired loans during 1996 was $0. The average recorded investment in impaired loans was $9.9 million in 1995 and the income recognized on impaired loans during 1995 was $-0-. Total cash collected on impaired loans during 1996 and 1995 was respectively $1.2 million and $1.1 million which was credited to the principal balance outstanding on such loans. Respective interest which would have

-----------------------
(1) Non-accrual loans and non-performing assets exclude loans past due 90 days or more still accruing interest.

been accrued on impaired loans during 1996 and 1995 was $963,000 and $774,000. The Company's policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Company recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income.

         Provision for Credit Losses. The provision for credit losses is an amount charged against earnings to fund the reserve for possible future losses on existing loans. In order to determine the amount of the provision for credit losses, the Company conducts a quarterly review of the loan portfolio to evaluate overall credit quality. This evaluation consists of an analysis of individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, changes in non-performing loans, the capability of specific borrowers to repay specific loan obligations as well as current loan collateral values. The Company also considers past estimates of possible loan losses as compared with actual losses, potential problems relating to sizable loans and large loan concentrations (if any). As adjustments become identified, they are reported in earnings for the period in which they become known.

         The provision for credit losses was $3.0 million in 1996, as compared to $3.1 million in 1995 and $1.9 million in 1994. The ratio of the allowance for credit losses to total loans was 1.47%, 2.08% and 1.40% respectively at December 31, 1996, 1995 and 1994. The ratio of the allowance for credit losses to non-performing assets was 82%, 88% and 58% at December 31, 1996, 1995 and 1994. The ratio of the allowance for credit losses to non-accrual loans, including loans 90 days past due still accruing interest, was 77%, 74% and 56% at December 31, 1996, 1995 and 1994, respectively. The decrease in the December 31, 1996 allowance for credit losses to $10.9 million from $14.0 at December 31, 1995 reflects the charge-off in the third quarter of 1996 of $3.9 million which had previously been recorded in the allowance for credit losses. The increases in the allowance in 1995 and 1994, to $14.0 million and $7.7 million, respectively, include allowances for credit losses on problem loans resulting from acquired banks. The $3.0 million provision for credit losses for 1996 was comparable to the $3.1 million provision for 1995. The $1.3 million increase in 1995 over the prior year in the provision for credit losses, to a total of $3.1 million, was required by the ongoing quarterly analyses of adequacy of the allowance for credit losses. Jefferson PA charge-offs, excluding the effect of acquisitions, amounted to $5.6 million in 1996, $3.3 million in 1995 and $2.4 million in 1994. The $2.3 million increase in 1996 Jefferson PA charge offs over 1995 reflected the charge-off of amounts already reflected in the allowance for credit losses. The determination to charge off most of these amounts was a judgment that the collection process was more extended than anticipated. Substantially all of the respective $1.1 million and $672,000 of recoveries in 1996 and 1995, and the majority of the $513,000 of recoveries in 1994, resulted from loans originating in the portfolios of acquired banks.

         In 1993 and 1994, quarterly provisions for credit losses were within budgeted ranges of $400,000 to $500,000. Quarterly provisions in 1995, in chronological order, were $540,000, $615,000, $1,215,000 and $765,000. As noted
above, the increases in these quarters were required by the ongoing quarterly analyses of adequacy of the allowance for credit losses. The $1,215,000 included a special provision of $500,000 resulting from a management decision to eliminate a problem credit by disposing of the underlying real estate collateral at a then current loss instead of pursuing a lengthy work out, as was previously intended. Chronological quarterly provisions for 1996 were $624,000, $703,000, $786,000 and $867,002 and reflected budgeted amounts, supported by ongoing quarterly analyses of adequacy of the allowance for credit losses.

         Summary of Credit Loss Experience. The following table summarizes the credit loss experience of the Company for each of the past five years:


                                                                             December 31,
                                              ---------------------------------------------------------------
                                               1996           1995           1994           1993        1992
                                               ----           ----           ----           ----        ----
                                                                         (dollars in thousands)
Balance in allowance for credit losses
 at beginning of year........................ $ 14,032         $7,727         $5,283         $5,094       4,233
                                              --------         ------         ------         ------       -----

Loans charged-off:
  Commercial.................................    1,788          1,584            853            183         854
  Construction...............................      473                           167                        134
  Real estate mortgage.......................    4,272          1,588          1,768          1,274       1,209
  Credit Card................................      160             16
Installment and lease financing..............      522            435            236            243         157
                                               -------         ------         ------         ------      ------
     Total...................................    7,215          3,623          3,024          1,700       2,354
                                               -------         ------         ------         ------      ------

Recoveries:
  Commercial.................................      108            184            289
  Construction...............................                                                     1
  Real estate mortgage.......................      901            437            196             31          41
  Credit Card................................
  Installment and lease financing............       51             51             28             28          21
                                               -------         ------        -------         ------      ------
     Total...................................    1,060            672            513             60          62
                                             ---------         ------        -------         ------      ------

Net charge-offs..............................    6,155          2,951          2,511          1,640       2,292
Purchase of Chester County...................                                  2,434
Purchase of Security First...................                                    664
Purchase of Constitution ....................                   6,121
Provision charged to operations..............    2,982          3,135          1,857          1,829       3,153
                                               -------         ------         ------         ------      ------
Balance in allowance for credit
  losses at end of period....................  $10,859        $14,032         $7,727         $5,283      $5,094
                                               =======        =======         ======         ======      ======
Net charge-offs/average loans................    .88%          .48%           .51%            .38%        .54%


         Management of the Company has not attempted to allocate specific portions of the allowance for credit losses to specific loan categories. However, the Company regularly monitors the credit-worthiness and financial condition of its significant borrowers, in all loan categories.

         The Company determines the level of its allowance for possible credit losses based on a number of factors. An analysis of individual commercial business loans, commercial real estate and construction loans as well as internally classified loans is conducted and specific reserves are allocated for those credits which are determined to have weaknesses. In addition, an analysis based upon historical loss experience is conducted. In this analysis, the Company applies its loss experience over the preceding eight fiscal quarters in each loan portfolio segment to the balance outstanding in such segment at the end of the period as to which the determination of allowance adequacy is being made, and uses this analysis as a predictor of future loss. In conjunction with the above analyses, the Company considers both internal and external factors which may affect the adequacy of the allowance for possible credit losses. Such factors may include, but are not limited to, present and prospective industry trends and regional and national economic conditions, past estimates of possible loan losses as compared to actual losses, potential problems with sizable loans and large loan concentrations. The Board of Directors reviews management's assessments at least on a quarterly basis.

         Historically, the Company has not generally been an unsecured lender either to businesses or individuals, and most of its loans are secured by some form of collateral. However, exceptions may be made to this general operating philosophy from time to time. For most loans, which are collateralized, the primary risk element, other than fraud, relates to the market acceptability and appropriate value of the collateral securing the loans.

         Commitments. In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided by the Company as a service to customers with which the Company has other relationships. Commitments to extend credit amounted to $200.0 million and $158.8 million at December 31, 1996 and 1995, respectively. Outstanding letters of credit amounted to $8.0 million and $16.1 million at December 31, 1996 and 1995, respectively.

         Deposits. One of the primary components of sound growth and profitability is core deposit accumulation and retention. Core deposits consist of all deposits except public funds and certificates of deposit in excess of $100,000. Since core deposits exclude certificates of deposit issued in excess of $100,000, it is the Company's general policy to issue such certificates only to customers with which the Company has other relationships. At December 31, 1996, total deposits were approximately $682.5 million, a decrease of approximately $42.5 million or 6% from December 31, 1995. The decrease for 1996 reflected seasonal fluctuations. At December 31, 1995, total deposits were approximately $725.0 million, an increase of approximately $105.9 million or 17% over 1994. Year end core deposits as a percentage of total deposits were approximately 89% for 1996 and 91% for 1995 while the percentage of certificates of deposit in excess of $100,000 was 11% and 9% in those respective years.

         The following tables present the average balances and rates paid on deposits for each of the years 1996, 1995 and 1994:

                                                                    Year Ended December 31,
                                      ------------------------------------------------------------------------------------
                                                1996                        1995                         1994
                                      ------------------------------------------------------------------------------------
                                         Average        Average       Average       Average       Average        Average
                                         Balance         Rate         Balance        Rate         Balance         Rate
                                      ---------------  ----------  --------------  ----------  ---------------  ----------
                                                                    (dollars in thousands)
Demand (non-interest bearing)            $110,827                    $105,006                     $ 85,331
Interest checking                          68,719        1.92%         60,101        2.12%          52,877        2.00%
Savings and money market                  191,473        3.07%        163,989        2.97%         160,291        2.66%
Time                                      328,434        5.48%        309,152        5.65%         240,014        4.18%
                                        ---------                    --------                     --------
  Total deposits                         $699,453                    $638,248                     $538,513
                                        =========                    ========                     ========

As of December 31, 1996, the Company had total time deposits of approximately $288.3 million. The following table summarizes the composition of these deposits:

                                                                   Percentage of
                                                                     Total Time
                                                          Amount      Deposits
                                                           -------  ------------
                                                          (dollars in thousands)

      Certificates of deposit in excess of $100,000...... $ 74,657       26%
      Individual retirement accounts.....................   33,000       11%
      Other time deposits................................  180,670       63%
                                                          --------      ----
          Total.......................................... $288,327      100%
                                                          ========      ====

         The remaining maturity on certificates of deposit of $100,000 or more as of December 31, 1996 is presented below:

                                                           Amount
                                                          --------
                                                       (in thousands)

      Maturity:
      Three months or less................................$37,702
      Three to six months................................. 19,916
      Six to 12 months.................................... 11,577
      Over 12 months......................................  5,462
                                                          -------
          Total...........................................$74,657
                                                          =======


         Impact of Inflation. The financial statements and related financial data presented in this report have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operation of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. The Company believes that continuation of its efforts to manage the rates, liquidity and interest sensitivity of the Company's assets and liabilities is necessary to generate an acceptable return on assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and Financial Statement Schedules are set forth at pages 40 to 62 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

               Report of Independent Certified Public Accountants



Board of Directors and Stockholders
JeffBanks, Inc.


         We have audited the accompanying consolidated balance sheets of JeffBanks, Inc. (formerly State Bancshares, Inc.) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JeffBanks, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles.






GRANT THORNTON LLP

Philadelphia, Pennsylvania
January 15, 1997 (except for notes 2 and 7, as to which the dates are January 21, 1997 and February 5, 1997, respectively)

                        JeffBanks, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                                        December 31,
                                                                                            -------------------------------
                                                                                                1996                1995
                                                                                            ------------        -----------
                                                                                                       (in thousands)
                  ASSETS
    Cash and cash equivalents
       Cash and due from banks                                                                $   37,290         $ 53,309
       Federal funds sold                                                                         33,950           37,575
                                                                                              ----------         --------
                                                                                                  71,240           90,884
    Investment securities available for sale                                                     158,762          141,873
    Investment securities held to maturity                                                           687            3,889
    Mortgages held for sale                                                                          725              484
    Loans, net                                                                                   727,435          659,272
    Premises and equipment                                                                        14,735           12,880
    Accrued interest receivable                                                                    6,538            6,004
    Other real estate owned                                                                        3,537            3,751
    Goodwill                                                                                       8,776            8,978
    Other assets                                                                                  12,603           10,991
                                                                                              ----------         --------
              Total assets                                                                    $1,005,038         $939,006
                                                                                              ==========         ========
                  LIABILITIES
    Deposits
       Demand (non-interest bearing)                                                          $  123,132         $145,064
       Savings, money market and interest checking                                               271,030          245,234
       Time deposits                                                                             213,670          265,866
       Time deposits, $100,000 and over                                                           74,657           68,803
                                                                                              ----------         --------
                                                                                                 682,489          724,967
    Securities sold under repurchase agreements                                                   73,764           46,549
    FHLB advances                                                                                124,000           75,000
    Subordinated notes and debentures                                                             32,000            9,000
    Accrued interest payable                                                                       6,496            6,216
    Other liabilities                                                                              6,035            3,963
                                                                                              ----------         --------
              Total liabilities                                                                  924,784          865,695
                                                                                              ----------         --------
                  SHAREHOLDERS' EQUITY
    Common stock - authorized, 10,000,000 shares of $1.00 par value; issued and
       outstanding, 3,964,464 and 3,946,776 shares, respectively                                   3,964            3,947
    Additional paid-in capital                                                                    53,865           53,470
    Retained earnings                                                                             22,229           15,427
    Net unrealized gain on securities available for sale                                             196              467
                                                                                              ----------         --------
              Total shareholders' equity                                                          80,254           73,311
                                                                                              ----------         --------
              Total liabilities and shareholders' equity                                      $1,005,038         $939,006
                                                                                              ==========         ========

        The accompanying notes are an integral part of these statements.

                        JeffBanks, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                              December 31,
                                                                             ---------------------------------------------
                                                                                1996              1995              1994
                                                                             ---------           ------           --------
                                                                                 (in thousands, except per share data)
Interest income
    Loans, including fees                                                     $ 63,485         $  56,808        $  41,907
    Investment securities                                                        9,060             5,011            4,105
    Federal funds sold                                                           2,127             2,498              931
                                                                              --------         ---------        ---------
                                                                                74,672            64,317           46,943
                                                                              --------         ---------        ---------
Interest expense
    Time deposits, $100,000 and over                                             4,455             3,938            2,014
    Other deposits                                                              20,735            19,680           13,346
    FHLB advances                                                                3,619             2,776              698
    Subordinated notes and debentures                                            2,401               855              855
    Securities sold under repurchase agreements                                  2,834               980              499
                                                                              --------         ---------        ---------
                                                                                34,044            28,229           17,412
                                                                              --------         ---------        ---------
          Net interest income                                                   40,628            36,088           29,531

Provision for credit losses                                                      2,982             3,135            1,857
                                                                             ---------         ---------        ---------
          Net interest income after provision for credit losses                 37,646            32,953           27,674
                                                                              --------         ---------        ---------
Non-interest income
    Service fees on deposit accounts                                             3,011             2,654            2,191
    Gain on sales of residential mortgages                                         419               261              405
    Gain on sales of investment securities                                         245               333              128
    Mortgage servicing fees                                                        819               885              742
    Merchant credit card deposit fees                                            1,593             1,247              871
    Other                                                                        1,032             1,128            1,006
                                                                              --------         ---------        ---------
                                                                                 7,119             6,508            5,343
                                                                              --------         ---------        ---------
Non-interest expense
    Salaries and employee benefits                                              13,671            12,218           10,809
    Occupancy expense                                                            3,217             3,029            2,738
    Depreciation                                                                 1,598             1,510            1,351
    FDIC expense                                                                    28               731            1,221
    Data processing expense                                                        967             1,135              885
    Legal and auditing                                                           1,010               847              564
    Stationery, printing and supplies                                              841               700              470
    Shares tax                                                                     634               476              338
    Advertising                                                                  1,155               704              440
    Other real estate owned maintenance expense                                    230               362              204
    Loss on sale and write-downs of other real estate owned                         56               298              324
    Amortization of intangibles                                                  1,262               816              237
    Merchant credit card deposit expense                                         1,218               984              637
    Other                                                                        4,506             3,837            3,537
                                                                              --------         ---------        ---------
                                                                                30,393            27,647           23,755
                                                                              --------         ---------        ---------
          Income before income taxes                                            14,372            11,814            9,262
Income taxes                                                                     5,173             4,153            3,081
                                                                              --------         ---------        ---------
          Net income                                                          $  9,199         $   7,661        $   6,181
                                                                              ========         =========        =========
          Net income applicable to common stock                               $  9,199         $   6,534        $   4,868
                                                                              ========         =========        =========
Per share data
    Net income per common share - primary                                     $   2.26         $    2.10        $    1.86
    Net income per common share - fully diluted                               $   2.26         $    1.94        $    1.71

        The accompanying notes are an integral part of these statements.

                        JeffBanks, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                     Net unrealized
                                                                      Additional                       gain (loss)
                                                                       paid-in      Retained         on securities
                                   Common stock    Preferred stock      capital     earnings      available for sale     Total
                                   ------------    ---------------    ----------     --------      ------------------    -----
                                                                   (in thousands)
Balance at January 1, 1994            $2,384           $186           $42,485       $11,139              $ -           $56,194

Change in accounting for
    investments on January 1,
    1994                                   -              -                 -             -               62                62

Net income                                 -              -                 -         6,181                -             6,181

Purchase of The Bank of
    Chester County                       112              -             1,896             -                              2,008

Purchase of Security
    First Bank                           203              -             2,955             -                -             3,158

Conversion of preferred stock              1              -                (1)            -                -                 -

Issuance of common stock
    for 401(k) plan                        8              -               131             -                -               139

Issuance of options
    granted and exercised
    by underwriters of
    common stock                           1              -                15           (16)               -                 -

Additional costs of 1993
    stock issuance                         -              -              (105)            -                -              (105)

Shares issued to acquire
    minority interest in
    Jefferson Bank
    of New Jersey                         25              -               338             -                -               363

Cash dividends on preferred
    stock                                  -              -                 -        (1,313)               -            (1,313)

Cash dividends on common
    stock                                  -              -                 -          (990)               -              (990)

Net unrealized loss on securities
    available for sale                     -              -                 -             -           (1,321)           (1,321)
                                      ------           ----           -------        -------         -------           -------
Balance at December 31, 1994           2,734            186            47,714         15,001          (1,259)           64,376

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

                                                                                                     Net unrealized
                                                                      Additional                      gain (loss)
                                                                       paid-in      Retained         on securities
                                   Common stock    Preferred stock     capital      earnings       available for sale    Total
                                   ------------    ---------------    ----------     --------      ------------------    -----
                                                                   (in thousands)
Net income                            $    -          $   -           $        -     $ 7,661         $     -           $ 7,661

Purchase of Constitution Bank            107              -             2,075              -               -             2,182

Conversion of preferred stock            907           (186)             (822)             -               -              (101)

Issuance of common stock
    for 401(k) plan                       11              -               219              -               -               230

Cost to acquire minority interest
    in Jefferson Bank of
    New Jersey                             -              -               (15)             -               -               (15)

Cash dividends on preferred
     stock                                 -              -                 -         (1,127)              -            (1,127)

Cash dividends on common
    stock                                  -              -                 -         (1,621)              -            (1,621)

Change in net unrealized loss
    on securities available
    for sale                               -              -                 -              -           1,726             1,726

5% stock dividend                        188              -             4,299         (4,487)              -                 -
                                      ------           ----           -------        -------         -------           -------
Balance at December 31,
    1995                               3,947              -            53,470         15,427             467            73,311

Net income                                 -              -                 -          9,199               -             9,199

Issuance of common stock
    for 401(k) plan                       10              -               255              -               -               265

Cost to establish a dividend
    reinvestment plan                      -              -               (26)             -               -               (26)

Issuance of common stock
    for dividend reinvestment
    plan                                   7              -               166              -               -               173

Cash dividends on common
    stock                                  -              -                 -         (2,397)              -            (2,397)

Change in net unrealized loss
    on securities available
    for sale                               -              -                 -              -            (271)             (271)
                                      ------           ----           -------        -------         -------           -------
Balance at December 31,
    1996                              $3,964           $  -           $53,865        $22,229         $   196           $80,254
                                      ======           ====           =======        =======         =======           =======

         The accompanying notes are an integral part of this statement.

                        JeffBanks, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              December 31,
                                                                            ---------------------------------------------
                                                                                1996              1995            1994
                                                                            ----------          --------        ---------
                                                                                             (in thousands)
Operating activities
    Net income                                                               $  9,199         $   7,661        $  6,181
    Adjustments to reconcile net income to net cash provided
          by operating activities
       Depreciation and amortization                                            3,754             3,068           2,240
       Provision for credit losses                                              2,982             3,135           1,857
       Gain on sales of investment securities                                    (245)             (333)           (128)
       Mortgage loans originated for sale                                     (26,602)          (20,497)        (36,606)
       Mortgage loan sales                                                     26,361            20,394          55,235
       Increase in interest receivable                                           (534)             (676)            (17)
       Increase (decrease) in interest payable                                    280              (258)          1,314
       Increase in other assets                                                (2,531)           (1,462)           (368)
       Increase (decrease) in other liabilities                                 2,072               946          (2,103)
                                                                             --------         ---------        --------

              Net cash provided by operating activities                        14,736            11,978          27,605
                                                                             --------         ---------        --------

Investing activities
    Proceeds from sales of investment securities available for sale            11,827            31,147          18,668
    Proceeds from maturities of investment securities available for sale       65,264            36,212          20,395
    Proceeds from maturities of investment securities held to maturity          3,196             4,018               -
    Purchases of investment securities available for sale                     (95,035)         (129,264)         (4,105)
    Purchases of investment securities held to maturity                             -                 -         (12,979)
    Proceeds from sales of other real estate owned                              3,147             6,297           3,336
    Net increase in loans                                                     (74,078)          (47,380)        (54,601)
    Cash of entities acquired                                                       -             8,698          13,695
    Purchases of premises and equipment                                        (3,453)           (1,846)         (2,362)
                                                                             --------         ---------        --------

              Net cash used in investing activities                           (89,132)          (92,118)        (17,953)
                                                                             --------         ---------        --------

Financing activities
    Net (decrease) increase in deposits                                       (42,478)            5,576           3,676
    Net increase in repurchase agreements                                      27,215            30,320              18
    Proceeds from issuance of common stock                                        412               113              33
    Proceeds from FHLB advances                                                49,000            39,726          25,000
    Proceeds from issuance of subordinated notes and debentures                23,000                 -               -
    Dividends paid on preferred stock                                               -            (1,127)         (1,313)
    Dividends paid on common stock                                             (2,397)           (1,621)           (990)
                                                                             --------         ---------        --------

              Net cash provided by financing activities                        54,752            72,987          26,424
                                                                             --------         ---------        --------

Net (decrease) increase in cash and cash equivalents                          (19,644)           (7,153)         36,076

Cash and cash equivalents at beginning of year                                 90,884            98,037          61,961
                                                                             --------         ---------        --------

Cash and cash equivalents at end of year                                     $ 71,240         $  90,884        $ 98,037
                                                                             ========         =========        ========

        The accompanying notes are an integral part of these statements.

                        JeffBanks, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

    The accounting policies followed by JeffBanks, Inc. (the Company) and its wholly-owned subsidiaries, Jefferson Bank (JBPA) and Jefferson Bank of New Jersey (JBNJ) (collectively referred to as the Banks), conform to generally accepted accounting principles and predominant practices within the banking industry. The Company is registered under the Bank Holding Company Act of 1956. The Banks are state-chartered banks regulated by the Pennsylvania Department of Banking and the New Jersey Department of Banking, respectively, and the Federal Deposit Insurance Corporation. In 1995, the Company changed its name to JeffBanks, Inc. from State Bancshares, Inc.

    The Banks operate as commercial banks offering a wide variety of commercial loans and, to a lesser degree, consumer credits, primarily indirect automobile loans. Their primary future strategic aim is to establish a reputation and market presence as the "small and middle market business bank" in their principal markets. The Company funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, the Company originates, and in limited amounts, purchases residential mortgage loans, and services such loans which are owned by other investors. Also, the Company serves as a processor of merchant credit card deposits. However, these activities are peripheral to the Company's core business of commercial and consumer lending, and represent less significant aspects of its operations, as determined by their net contributions to net income. Principal markets consist of Philadelphia and contiguous Pennsylvania and southern New Jersey counties.

    The Company and the Banks are subject to regulations of certain state and federal agencies and, accordingly, they are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, the Banks' business is particularly susceptible to being affected by state and federal legislation and regulations.

    Basis of financial statement presentation

    The accounting and reporting policies of the Company and the Banks conform with generally accepted accounting principles and predominant practices within the banking industry. All intercompany balances and transactions have been eliminated.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates implicit in these financial statements are as follows.

    The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses; certain intangible assets, such as goodwill, core deposits and mortgage servicing rights; and other real estate owned.

    The evaluation of the adequacy of the allowance for credit losses includes, among other factors, an analysis of historical loss rates, by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from estimated loss percentages, which are established based upon a limited number of potential loss classifications.

    Substantially all outstanding goodwill resulted from the acquisition of Constitution Bank, a central Philadelphia institution which had developed a compelling, if not predominant, market position of being the small business bank in Philadelphia. As the result of Constitution Bank's market penetration, JBPA had formulated its own strategy to create such a market role. Accordingly, implicit in the purchase of the Constitution Bank franchise was the acquisition of that role. However, if such measured benefits, including new business, are not derived, estimated amortization may increase and/or a charge for impairment may be recognized.

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

    Core deposit intangibles are amortized over estimated lives of deposit accounts. However, decreases in deposit lives may result in increased amortization and/or a charge for impairment may be recognized.

    Purchased and originated mortgage servicing rights are amortized consistent with prepayment estimates. However, if prepayments differ from those estimates, or if market values decline in excess of amortization, future amortization may increase and/or a charge for impairment may be recognized.

    Other real estate owned is written down to market based both upon estimates derived through appraisals and other resources. However, realization of sales proceeds may ultimately be higher or lower than those estimates.

    Financial instruments

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans and deposits.

    Investment securities

    The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held to maturity, trading or available for sale. Investments in debt securities, for which management has both the ability and intent to hold to maturity, are carried at amortized cost. Investments in debt securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of shareholders' equity and excluded from the determination of net income. The Company does not engage in security trading. Security transactions are accounted for on a trade date basis. Prior to the adoption of SFAS No. 115, investment securities that were principally debt securities were stated at cost and adjusted for amortization of premiums and accretion of discounts computed by the interest method. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

    Loans and allowance for credit losses

    Loans are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

    Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on such non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for credit losses. Interest which had accrued in the current year is reversed out of current period income. Payments received subsequent to the non-accrual classification are applied as a reduction of principal in accordance with both regulatory guidelines and generally accepted accounting principles. Loans 90 days or more past due and still accruing interest must have both principal and accruing interest adequately secured and must be in the process of collection.

    The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. In October 1994, SFAS No. 114 was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which allows creditors to use their existing methods for recognizing interest income on impaired loans. Because the Company already recognized such reductions of value through its provision for credit losses, the adoption of SFAS No. 114, as amended by SFAS No. 118, did not have a material impact on its financial condition or results of operations.

    Bank premises and equipment

    Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

    Other real estate owned

    Other real estate owned, representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expense. Loans in the amount of $934,000 and $3,496,000 in 1996 and 1995, respectively, were made on competitive terms and in conformity with normal underwriting standards to facilitate the sale of other real estate owned.

    Core deposit intangibles

    As a result of the Constitution Bank acquisition in 1995, the Company recognized approximately $2,300,000 of core deposit intangibles which is being amortized on a straight-line basis over approximately seven years. The unamortized balance at December 31, 1996 and 1995 was $1,889,286 and $2,207,000, respectively.

    Other assets

    Deferred financing fees of $1,451,000, related to the issuance of subordinated notes and debentures, are being amortized over the 10-year terms of the instruments and are included in other assets. The unamortized balances at December 31, 1996 and 1995 were $1,206,000 and $292,000, respectively.

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

    Beginning in 1996, certain direct origination costs for credit cards were capitalized and are being amortized over a two-year period. At December 31, 1996, the unamortized balance was $582,000.

    Mortgage servicing

    JBPA performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 1996 and 1995, JBPA was servicing approximately $245,329,000 and $254,232,000, respectively, of loans for others.

    During 1996, 1995 and 1994, the Banks purchased $15,000, $258,000 and
    $876,000, respectively, of mortgage servicing rights. Amortization is based upon the ratio of servicing fees earned during the period to total servicing fees expected over the estimated lives of the portfolios. Additional amortization is recognized when prepayments exceed expected amounts. Unamortized purchased mortgage servicing rights are included in other assets and amounted to $799,000 and $982,000 at December 31, 1996 and 1995, respectively. Amortization expense amounted to $198,000, $190,000 and $104,000 in 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, JBPA maintained $460,000 and $422,000, respectively, of escrow balances associated with the servicing portfolio.

    The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," effective October 1, 1995. The Company originates mortgages under a definitive plan to sell or securitize those loans and allocates the cost of the loans to originated mortgage servicing rights and the loans based on relative fair values at the date of origination. Originated mortgage servicing rights of $279,000 and $72,000 for 1996 and 1995, respectively, resulted from the respective origination of $22,317,000 and $5,768,000 of mortgages in those years. Amortization on originated mortgage servicing rights is recognized in accordance with policies for purchased mortgages, as previously discussed. The carrying values of purchased and originated mortgage servicing rights at December 31, 1996 approximate fair value.

    The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

    Long-lived assets

    The FASB issued a new standard, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The Banks adopted this new standard for the year ended December 31, 1996. The adoption of this new statement did not have a material impact on the Banks' financial position or results of operations.

    Mortgages held for sale

    Mortgages held for sale are recorded at cost, which approximates market. These mortgages are typically sold within three months of origination without recourse to the Banks. Gain on the sales of residential mortgages is recognized at the time of sale, and substantially all such gains result from the recognition of previously deferred fees collected upon the origination of such loans.

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

    Restrictions on cash and due from banks

    The Banks are required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserves and cash balances at December 31, 1996 and 1995 were approximately $7,569,000 and $9,203,000, respectively.

    Earnings per common share

    Primary earnings per common share are calculated by dividing net income applicable to common stock by the weighted average number of common shares and stock option common share equivalents outstanding during the period (4,077,656, 3,116,505 and 2,617,962 in 1996, 1995 and 1994, respectively)
    after giving retroactive effect to a 5% stock dividend declared on January 17, 1996. For 1995 and 1994, fully diluted earnings per share give effect to the increase in average shares that would be outstanding, and the increase in net income applicable to common stock that would result, from the assumed conversion of the Company's dilutive convertible preferred stock. All of the Company's preferred stock was converted into common stock in October 1995. Subsequent to those conversions, fully diluted earnings per share are computed consistent with the primary earnings per share computation, as previously discussed.

    The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's stock option plans are accounted for under APB Opinion No. 25.

    Advertising costs

    The Company expenses advertising costs as incurred.

    Employee benefit plans

    The Banks have certain employee benefit plans covering substantially all employees. The Banks accrue such costs as incurred.

    Statement of cash flows

    Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes was $3,275,000, $2,170,000 and $2,425,000 in 1996, 1995 and 1994, respectively.
    Cash paid for interest was $33,764,000, $28,194,000 and $15,568,000 in 1996,
    1995 and 1994, respectively. Loans transferred to other real estate owned were $4,188,000, $6,097,000 and $3,601,000 in 1996, 1995 and 1994,
    respectively.

    The consolidated statement of cash flows for the year ended December 31, 1995 excludes the effect of Constitution Bank and the consolidated statement of cash flows for the year ended December 31, 1994 excludes the effect of The Bank of Chester County and Security First Bank acquisitions, as those business combinations did not involve related cash flows.

                        JeffBanks, Inc. and Subsidiaries

NOTE 2 - ACQUISITIONS AND MERGERS

    On January 21, 1997, the Company, through JBPA, completed a merger with United Valley Bank. Under the terms of the merger, each share of United Valley Bank common stock was converted into .339 of a share of the Company's common stock, resulting in the issuance of 749,278 shares of the Company's common stock. In addition, outstanding warrants to purchase the acquired institution's common stock were converted into warrants to purchase 255,381 shares of the Company's common stock, with an exercise price of $11.80 per share. This transaction will be accounted for under the pooling of interests method of accounting.

    On August 4, 1995, the Company, through JBPA, completed a merger with Constitution Bank. Under the terms of the merger, each share of Constitution Bank common stock was converted into .05909 of a share of the Company's common stock, resulting in the issuance of 106,456 shares of the Company's common stock. This transaction was accounted for under the purchase method of accounting. A total of $9,091,000 of goodwill and $2,300,000 of core deposit intangibles were recorded and are being amortized over 15 and 7 years, respectively. The unamortized balances at December 31, 1996 were $8,243,000 and $1,889,286, respectively.

    On December 22, 1994, the Company, through JBPA, completed a merger with Security First Bank (Security First). Under the terms of the merger, each share of Security First common stock was converted into .3397 of a share of the Company's common stock, resulting in the issuance of 202,932 shares of the Company's common stock. This transaction was accounted for under the purchase method of accounting. A total of $493,000 of goodwill was recorded in other assets and is being amortized over a 15-year period.

    On November 30, 1994, the Company, through a tender offer, issued 25,597 shares of common stock to acquire the remaining minority interest ownership of JBNJ. Under the terms of the tender offer, each share of JBNJ common stock was converted into .6 of a share of the Company's common stock. Issuance costs amounted to $111,000.

    On March 29, 1994, the Company, through JBPA, completed a merger with The Bank of Chester County (Chester County). Under the terms of the merger, each share of Chester County common stock was converted into .25 of a share of the Company's common stock, resulting in the issuance of 111,530 shares of the Company's common stock. This transaction was accounted for under the purchase method of accounting. At the date of acquisition, Chester County premises and land were increased to their fair market values of $1,521,000 and $300,000, respectively. There is no remaining goodwill resulting from this purchase.

NOTE 3 - INVESTMENT SECURITIES

    The amortized cost, unrealized gains and losses, and the approximate fair value of the Company's available for sale and held to maturity securities are as follows:

                                                                                         1996
                                                               ---------------------------------------------------------
                                                                                 Gross          Gross      Approximate
                                                                Amortized      unrealized     unrealized        fair
                                                                  cost           gains          losses          value
                                                               ----------      ----------     ----------   -------------
                                                                                    (in thousands)
       Available for sale
          U.S. Treasury securities                              $ 62,554        $  57            $ 78        $ 62,533
          Federal agency obligations                              68,668          232             155          68,745
          State and municipal obligations                         14,234          262              19          14,477
          Other securities                                        13,007            -               -          13,007
                                                                --------        -----            ----        --------
                                                                $158,463        $ 551            $252        $158,762
                                                                ========        =====            ====        ========
        Held to maturity
          State and municipal obligations                       $    687        $  14            $  -        $    701
                                                                ========        =====            ====        ========

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES - Continued

                                                                                         1996
                                                               ---------------------------------------------------------
                                                                                 Gross          Gross      Approximate
                                                                Amortized      unrealized     unrealized      fair
                                                                  cost           gains          losses        value
                                                               ----------      ----------     ----------   -------------
                                                                                    (in thousands)
       Available for sale
          U.S. Treasury securities                              $ 54,524        $  88            $ 85        $ 54,527
          Federal agency obligations                              75,274          714              42          75,946
          State and municipal obligations                          2,584           40               7           2,617
          Other securities                                         8,783            -               -           8,783
                                                                --------        -----            ----        --------
                                                                $141,165        $ 842            $134        $141,873
                                                                ========        =====            ====        ========
        Held to maturity
          U.S. Treasury securities                              $  2,000        $   -            $  1        $  1,999
          Federal agency obligations                               1,197            1               -           1,198
          State and municipal obligations                            692           19               -             711
                                                                --------        -----            ----        --------
                                                                $  3,889        $  20            $  1        $  3,908
                                                                ========        =====            ====        ========

    The following table lists maturities of debt and equity securities at December 31, 1996 classified as available for sale and held to maturity:

                                                                   Available for sale            Held to maturity
                                                               --------------------------     ---------------------------
                                                                               Estimated                      Estimated
                                                               Amortized          fair          Amortized       fair
                                                                 cost            value            cost          value
                                                               ---------       ---------      -----------     -----------
                                                                                     (in thousands)
       Due in one year or less                                  $ 42,057       $ 42,087           $  -          $   -
       Due after one year through five years                      63,885         63,896            267            271
       Due after five years through ten years                     10,726         10,714            420            430
       Due after ten years                                        29,128         29,398              -              -
                                                                --------       --------           ----          -----
                                                                 145,796        146,095            687            701
       Federal Home Loan Bank of Pittsburgh stock                 12,667         12,667              -              -
                                                                --------       --------           ----          -----
                                                                $158,463       $158,762           $687          $ 701
                                                                ========        =======          =====          =====

    Proceeds on sales of securities classified as available for sale were $11,827,000, $31,147,000 and $18,668,000 in 1996, 1995 and 1994,
    respectively. Realized gains and losses on sales of investment securities were $245,000 and $-0-; $334,000 and $1,000; and $181,000 and $53,000 in
    1996, 1995 and 1994, respectively.

    Tax-exempt interest income on state and municipal obligations classified as either investment securities or loans was $668,000, $439,000 and $463,000 in 1996, 1995 and 1994, respectively.

    Investment securities with an aggregate carrying value of approximately $85,567,000 and $55,594,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

                        JeffBanks, Inc. and Subsidiaries

NOTE 4 - LOANS
    Major classifications of loans are as follows:

                                                1996              1995
                                              --------          --------
                                                     (in thousands)

       Commercial                             $261,401          $242,715
       Commercial mortgage                     176,494           186,750
       Residential mortgage                     61,179            55,691
       Consumer loans                          162,740           117,088
       Construction                             61,228            56,322
       Direct financing leases, net             13,963            13,642
       Overdrafts                                1,289             1,096
                                              --------          --------
                                               738,294           673,304
       Allowance for credit losses             (10,859)          (14,032)
                                              --------          --------
                                              $727,435          $659,272
                                              ========          ========

    Changes in the allowance for credit losses are as follows:

                                             1996         1995         1994
                                           -------       -------      -------
                                                      (in thousands)

       Balance at beginning of year        $14,032       $ 7,727      $ 5,283
       Provision charged to operations       2,982         3,135        1,857
       Loans charged off                    (7,215)       (3,623)      (3,024)
       Recoveries                            1,060           672          513
       Purchase of Chester County                -             -        2,434
       Purchase of Security First                -             -          664
       Purchase of Constitution Bank             -         6,121            -
                                           -------       -------      -------
       Balance at end of year              $10,859       $14,032      $ 7,727
                                           =======       =======      =======

    The balance of impaired loans was $9,710,000 and $12,118,000 at December 31, 1996 and 1995, respectively. The Banks have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $2,800,000 and $3,100,000 at December 31, 1996 and 1995, respectively. The average recorded investment in impaired loans was $11,296,000 in 1996 and the income recognized on impaired loans during 1996 was $-0-. Total cash collected on impaired loans during 1996 was $1,196,000, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during 1996 and 1995 was $963,000 and $774,000, respectively. The average recorded investment in impaired loans was $9,939,000 in 1995 and the income recognized on impaired loans during 1995 was $-0-. Total cash collected on impaired loans during 1995 was $1,148,000, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during 1995 was $774,000. The Banks' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Banks recognize income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks; if these factors do not exist, the Banks will not recognize income.

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 4 - LOANS - Continued

    Loans on which the accrual of interest has been discontinued or reduced amounted to $9,710,000 and $12,118,000 at December 31, 1996 and 1995,
    respectively. If interest on those non-earning loans had been accrued, such income would have been $802,000 in 1994. Loans past due 90 days or more as to interest or principal payments still accruing interest at December 31, 1996 and 1995 were $4,456,000 and $6,876,000, respectively. At December 31,
    1996 and 1995, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

    Loans totalling $155,000,000 and $100,000,000 at December 31, 1996 and 1995,
    respectively, were pledged as collateral to secure advances from the Federal Home Loan Bank (FHLB).

NOTE 5 - PREMISES AND EQUIPMENT

    Premises and equipment are as follows:

                                                          Estimated
                                                         useful lives            1996              1995
                                                       ---------------          ------            ------
                                                                            (in thousands)
       Land                                                     -             $  2,670           $ 2,445
       Building                                        10 to 40 years            3,913             3,709
       Furniture, fixtures and equipment                5  to   8 years         14,703            12,014
       Leasehold improvements                           5  to 20 years           8,129             7,892
                                                                              --------           -------
                                                                                29,415            26,060
       Accumulated depreciation                                                (14,680)          (13,180)
                                                                              --------           -------

                                                                              $ 14,735           $12,880
                                                                              ========           =======

NOTE 6 - DEPOSITS

    The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was $74,657 and $68,803 in 1996 and 1995,
    respectively.

    At December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

                     1997                      $260,222
                     1998                        17,261
                     1999                         2,915
                     2000                         4,791
                     2001 and thereafter          3,138
                                               --------
                                               $288,327
                                               ========

                        JeffBanks, Inc. and Subsidiaries

NOTE 7 - DEBT

    FHLB advances

    At December 31, 1996, JBPA had $124,000,000 in advances maturing in January 1997, with an interest rate of 6.75%. The maximum amount outstanding at any month-end was $124,000,000. Maturing advances are generally renewed for periods ranging from one day to three months. For 1996, the average amount outstanding was $65,292,000, with a weighted average interest rate of 5.54%. At December 31, 1996, JBPA had approximately $23,000,000 in unused advances from the FHLB.

    At December 31, 1995, JBPA had $75,000,000 in advances maturing in January 1996, with an interest rate of 5.65%. The maximum amount outstanding at any time was $75,000,000. For 1995, the average amount outstanding was $47,309,000, with a weighted average interest rate of 5.87%. At December 31, 1995, JBPA had approximately $75,000,000 in unused advances from the FHLB.

    Subordinated notes and debentures

    On February 5, 1997, the Company issued $25,000,000 of 9.25% of junior subordinated debentures to JBI Capital Trust I, a Delaware Business Trust, in which the Company owns all of the common equity. The trust issued $25,000,000 of preferred securities to investors, secured by the junior subordinated debentures and the guarantee of the Company. Although the junior subordinated debentures will be treated as debt of the Company, they currently qualify for Tier I capital treatment.

    In March 1996, the Company issued $23,000,000 of 8.75% subordinated notes due April 1, 2006. The notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 1, 2001, at their stated principal amount plus accrued interest, if any. Interest is payable semi-annually on April 1 and October 1.

    In February 1993, JBPA issued $9,000,000 of 9.5% subordinated debentures due February 15, 2003. The debentures are redeemable at the option of JBPA, in whole or in part, at any time on or after February 15, 2000, at their stated principal amount plus accrued interest, if any. Interest is payable semi-annually on February 15 and August 15. The note agreement restricts the payment of cash dividends and any other distributions to (i) 50% of the cumulative net income of JBPA since JBPA's inception plus (ii) $500,000 without the consent of a majority of the holders of the subordinated debentures. JBPA shall also not redeem or repurchase any of its preferred or common stock subject to the above limitation.

NOTE 8 - SHAREHOLDERS' EQUITY

    On January 17, 1996, the Company declared a 5% common stock dividend, payable March 15, 1996, in addition to its regular quarterly cash dividend. Quarterly cash dividends per common share totalled $.60 in 1996, $.525 in 1995 and $.40 in 1994.

    The JBPA preferred stock, which was converted in 1993 into the Company's preferred stock, was all converted into shares of the Company's common stock in October 1995. The number of shares of common stock which were issued on conversion was determined by dividing the original issue price of such preferred stock by the conversion price, as adjusted for the conversion of JBPA common stock into the Company's common stock and to reflect certain increases and decreases in the amount of common stock outstanding. Each share of Series B, 12%, $5,000 face value, and Series C, 11%, $5,000 face value, preferred stock was converted into common stock at a price of $17.10 per share. Each share of Series D, 9.5%, $1,000 face value, preferred stock was converted into common stock at a price of $11.00 per share. Each share of Series E, 8%, $20.00 face value, preferred stock was converted into common stock at a price of $16.00 per share. Additionally, each share of 9.5%, $1,000 face value, preferred stock was converted into common stock at a price of $13.50 per share. As a result of the above conversions, 906,930 shares of the Company's common stock were issued.

                        JeffBanks, Inc. and Subsidiaries

NOTE 9 - INCOME TAXES

    An analysis of current and deferred income taxes is as follows:


                             1996              1995             1994
                             ----              ----             ----
                                         (in thousands)

       Current           $    2,863        $    3,438       $    2,207
       Deferred               2,310               715              874
                          ---------       -----------       ----------
             Total       $    5,173        $    4,153       $    3,081
                          =========         =========        =========

    The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                              1996              1995             1994
                                                              ----              ----             ----
                                                                          (in thousands)
       Tax at statutory rate                                 $4,887            $4,017           $3,148
       Increase (decrease) in taxes resulting from
          Tax-exempt loan and investment income                (192)             (151)            (132)
          Non-deductible amortization                           388               151               18
          Other, net                                             90               136               47
                                                             ------            ------           ------
             Applicable income tax                           $5,173            $4,153           $3,081
                                                             ======            ======           ======

    The net deferred tax asset (liability) consisted of the following:

                                                                 1996             1995
                                                                 ----             ----
                                                                    (in thousands)
       Allowance for credit losses                             $ 2,479          $ 3,235
       Deferred loan fees                                          116              155
       Allowance for real estate owned                           1,027            1,036
       Purchased net operating loss carryforwards                3,909            5,344
                                                               -------          -------
               Total deferred tax assets                         7,531            9,770
       Deferred asset valuation allowance                       (6,348)          (6,348)
                                                               -------          -------
               Net deferred tax asset                            1,183            3,422
                                                               -------          -------
       Accumulated depreciation                                 (2,015)          (1,957)
       Net unrealized gain on securities available for sale       (101)            (240)
       Other                                                       (28)             (15)
                                                               -------          -------
               Total deferred tax liabilities                   (2,144)          (2,212)
                                                               -------          -------
       Net deferred tax asset (liability)                      $  (961)         $ 1,210
                                                               =======          =======

NOTE 10 - EMPLOYEE BENEFIT PLANS

    The Company established an Employee Stock Ownership Plan (ESOP) for employees of the Banks. Contributions to this plan are made by the Company in amounts determined by the Board of Directors. Contributions by the Company amounted to $215,000, $201,000 and $113,000 in 1996, 1995 and 1994,
    respectively. Contributions are distributed to the Banks in proportion to their respective employee salaries.

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 10 - EMPLOYEE BENEFIT PLANS - Continued

    In 1993, the Company established a 401(k) plan which was effective in 1994 covering substantially all employees. The Company matches $.25 for each dollar contributed by participants up to an annual maximum of $2,000 per participant. The Company's matching contributions were $95,000 and $78,000 in 1996 and 1995, respectively.

NOTE 11 - STOCK OPTIONS

    The Company maintains a Key Employee Stock Option Plan (the Plan). Under the Plan, options to purchase a maximum of 350,000 shares of the Company's common stock may be issued to executive officers and other key employees of the Company who occupy responsible managerial or professional positions and who have the capability of making a substantial contribution to the success of the Company, as selected by the Plan committee. Directors and independent contractors who, in the judgment of the Plan committee, have contributed to the success of the Company are also eligible to participate subject to certain limitations. Options granted under the Plan may be either qualified or non-qualified. Option prices must be 100% of fair market value of the shares on the date of grant and the exercise period may not exceed 10 years, except that, in the case of qualified options granted to persons holding 10% or more of the combined voting power of the Company, the option exercise price may not be less than 110% of the fair market value of the shares on the date of grant and the exercise period for any option may not exceed five years. Vesting of options granted under the Plan is determined by the Plan committee. The Plan committee has the right, in its discretion, to permit an optionee to be paid the difference between the option exercise price and the fair market value of the option shares on the date of option exercise. An additional plan comparable to the Key Employee Stock Option Plan with a maximum of 250,000 shares issuable has been approved, but no grants thereunder have been made.

    At December 31, 1996, 1995 and 1994, there were exercisable options outstanding to purchase 63,000 shares of the Company's common stock at $14.29 per share and 30,707 shares at $13.85 per share under former plans of the Company and JBPA. No options were granted, exercised or expired during 1996, 1995 or 1994.

    Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                    1996          1995
                                                                   -----          ----
                                                                        (in thousands)
       Net income                           As reported           $ 9,199       $ 6,534
                                            Pro forma             $ 9,114       $ 5,975

       Primary earnings per share           As reported           $  2.26       $  2.10
                                            Pro forma             $  2.24       $  1.92

       Fully diluted earnings per share     As reported           $  2.26       $  1.94
                                            Pro forma             $  2.24       $  1.76

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 2.5% for both years; expected volatility of 10% for both years; risk-free interest rates of 6.19% and 6.28%; and expected lives of 10 years for both years.

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 11 - STOCK OPTIONS - Continued

    A summary of the status of the Company's option plans as of December 31, 1996, 1995 and 1994 and the changes during the years ending on those dates is represented below:

                                                       1996                   1995                   1994
                                                -------------------       -------------------        ------
                                                           Weighted                  Weighted
                                                            average                   average
                                                           exercise                  exercise
                                                Shares       price        Shares       price        Shares
                                                -------    --------       ------     --------       -------
       Outstanding, beginning of year           364,082    $ 17.56        259,082     $ 15.99        93,707
       Granted                                   15,500      23.13        105,000       21.43       165,375
       Exercised                                      -          -              -           -             -
       Terminated                                     -          -              -           -             -
                                                -------    -------        -------     -------       -------
       Outstanding, end of year                 379,582    $ 17.78        364,082     $ 17.56       259,082
                                                -------   --------        -------    --------       -------
       Options exercisable at year-end          379,582                   364,082                   259,082
                                                =======                   =======                   =======
       Weighted average fair value of options
           granted during the year                         $  5.61                   $  5.59
                                                           =======                   =======

    The following information applies to options outstanding at December 31, 1996:

       Number outstanding                                     379,582
       Range of exercise prices                           $13.85 - $24.88
       Weighted average exercise price                         $17.78
       Weighted average remaining contractual life          8.43 years

NOTE 12 - RELATED PARTY TRANSACTIONS

    At December 31, 1996 and 1995, loans outstanding to certain officers and directors of the Company and their subsidiaries and companies in which they have material ownership amounted to $15,946,000 and $10,468,000, respectively. An analysis of activity in loans to related parties at December 31, 1996 and 1995 resulted in new loans of $10,394,000 and $6,126,000, respectively; reductions of $4,747,000 and $660,000, respectively, representing payments; and respective reductions and additions of $170,000 and $730,000, respectively, representing changes in the composition of related parties. Deposits of these individuals and their affiliated companies at December 31, 1996 and 1995 were $6,942,000 and $7,438,000, respectively.

    The Banks lease premises from several limited partnerships whose partners are persons related to the Company. Rental expense under these leases was $355,000, $340,000 and $334,000 in 1996, 1995 and 1994, respectively.

    The Company incurred $606,000, $392,000 and $436,000 in 1996, 1995 and 1994,
    respectively, in legal fees to Ledgewood Law Firm for legal services related to the acquisition of the minority interest in the Banks, capital offerings, the acquisitions of United Valley Bank, Constitution Bank, Chester County, and Security First, and other matters. A member of the Board of the Company was also a principal of Ledgewood Law Firm; however, in 1996, the relationship was terminated.

    The Banks are parties to a management agreement with the Company under which the Company provides services in the areas of management, accounting, internal audit, loan review, marketing and advertising. Total charges for such services amounted to $3,061,000, $2,945,000 and $2,477,000 for the years ended December 31, 1996, 1995 and 1994, respectively. These fees were eliminated in consolidation.

                        JeffBanks, Inc. and Subsidiaries

NOTE 13 - COMMITMENTS AND CONTINGENCIES

    Operating leases

    The Company leases certain of its operating facilities under non-cancellable operating leases expiring in 1996 through 2011. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows (in thousands):

       Year ending December 31

                 1997                                $  1,700
                 1998                                   1,563
                 1999                                   1,511
                 2000                                   1,431
                 2001                                   1,234
                 Thereafter                             4,688
                                                     --------
                                                     $ 12,127
                                                     ========

    Rental expense amounted to $1,753,000, $1,680,000 and $1,493,000 in 1996,
    1995 and 1994, respectively.

    Other

    In the normal course of business, the Banks have been named as defendants in several lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107 requires disclosure of the estimated fair value of an entity's assets and liabilities considered to be financial instruments. For the Company, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market, as characterized by a willing buyer and seller engaging in an exchange transaction. Also, it is the Company's general practice and intent to hold its financial instruments to maturity and not to engage in trading or sales activities, except for certain loans. Therefore, the Company had to use significant estimations and present value calculations to prepare this disclosure.

    Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

    Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1996 and 1995 are outlined below.

    For cash and due from banks, the recorded book values of $71,240,000 and $90,884,000 at December 31, 1996 and 1995, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    The net loan portfolio at December 31, 1996 and 1995 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

                                                                           1996                          1995
                                                                  ------------------------       ----------------------
                                                                  Carrying     Estimated         Carrying     Estimated
                                                                   amount     fair value          amount     fair value
                                                                  --------    ------------       --------    ----------
                                                                                       (in thousands)
       Investment securities                                      $159,449      $159,463         $145,762      $145,781
       Loans, including mortgages held for sale                    728,160       727,391          659,756       665,210

    The estimated fair values of demand deposits (i.e., interest (checking) and non-interest bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable rate accounts and certificates of deposit approximate their fair values at the reporting date. The carrying amount of accrued interest payable approximates its fair value.

    Virtually all time deposits with stated maturities totalling $288,327,000 and $334,669,000 mature or reprice within one year of December 31, 1996 and 1995, respectively; therefore, the recorded book value of such deposits approximates their fair value.

    The recorded book balance of subordinated debentures of $32,000,000 and $9,000,000 at December 31, 1996 and 1995, respectively, had an approximate fair value of $32,500,000 and $9,500,000, respectively.

    The fair values of the FHLB advances totalling $124,000,000 and $75,000,000 are estimated to approximate their recorded book balances at December 31, 1996 and 1995, respectively.

    There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totalled approximately $207,893,000 and $174,882,000 at December 31, 1996 and 1995, respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

    The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risks in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK - Continued

    The Banks' exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

    Unless noted otherwise, the Banks do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                   1996             1995
                                                                                 -------          --------
                                                                                      (in thousands)
        Financial instruments whose contract amounts represent credit risk
           Commitments to extend credit                                          $199,875         $158,784
           Standby letters of credit and financial guarantees written               8,018           16,098

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation.

    Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1996 varies up to 100%.

    The Banks grant loans primarily to customers in Philadelphia and its immediately adjacent suburban Pennsylvania counties which include Chester, Delaware and Montgomery and southern New Jersey which includes Camden and Burlington counties. Although the Banks have diversified loan portfolios, a large portion of their loans are secured by commercial or residential real property. The Banks do not generally engage in non-recourse lending and typically will require the principals of any commercial borrower to obligate themselves personally on the loan. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economic sector. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

NOTE 16 - REGULATORY MATTERS

    The Bank Holding Company Act of 1956 restricts the amount of dividends the Company can pay. Accordingly, dividends should generally only be paid out of current earnings, as defined.

    The Pennsylvania Banking Code of 1965 restricts the amount of dividends JBPA can pay. Accordingly, dividends may be declared and paid only out of net earnings, as defined.

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 16 - REGULATORY MATTERS - Continued

    Where surplus, as defined, is less than 50% of the amount of JBPA's capital, no dividend may be paid or declared without the prior approval of the Pennsylvania Department of Banking (the Department) until the surplus, as defined, is equal to 50% of the total amount of capital. Where surplus, as defined, is less than 100% of capital, until such time as surplus equals capital, JBPA must transfer at least 10% of its net earnings to surplus, as defined, prior to the declaration of a dividend. The Department has the power to issue orders prohibiting the payment of dividends where such payment is deemed to be an unsafe or unsound banking practice.

    The New Jersey Banking Act of 1948 restricts the amount of dividends paid on JBNJ capital stock. Accordingly, no dividends shall be paid by JBNJ on its capital stock unless, following the payment of such dividends, the capital stock of JBNJ will be unimpaired, and (1) JBNJ will have a surplus, as defined, of not less than 50% of its capital, or, if not, (2) the payment of such dividend will not reduce the surplus, as defined, of JBNJ.

    The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulations to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1996, management believes that the Company and the Banks meet all capital adequacy requirements to which they are subject to.

    As of the most recent notification from the Department of Banking of the Commonwealth of Pennsylvania, the Federal Deposit Insurance Corporation
    (FDIC) and the New Jersey Department of Banking, respectively, categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Company and the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                    To Be Well
                                                                                 Capitalized Under
                                                                For Capital      Prompt Corrective
                                             Actual          Adequacy Purposes   Action Provisions
                                       ----------------     ------------------   -----------------
                                       Amount     Ratio      Amount    Ratio     Amount    Ratio
                                       ------     -----      ------    -----     ------    -----
As of December 31, 1996
 Total capital (to risk-weighted
  assets)
      Company                           $110,241   15.31%   $57,590   8.00%     $71,987   10.00%
      JBPA                                99,173   14.81     53,570   8.00       66,963   10.00
      JBNJ                                 9,912   16.88      4,698   8.00        5,872   10.00

 Tier I capital (to risk-weighted
  assets)
      Company                             69,217    9.61     28,810   4.00       43,216    6.00
      JBPA                                61,774    9.22     26,800   4.00       40,200    6.00
      JBNJ                                 6,554   11.16      2,349   4.00        3,527    6.00

Tier I capital (to average assets)
      Company                             69,217    7.09     39,050   4.00       48,813    5.00
      JBPA                                61,774    6.92     35,708   4.00       44,634    5.00
      JBNJ                                 6,554    8.10      3,236   4.00        4,046    5.00

As of December 31, 1995
 Total capital (to risk-weighted
  assets)
      Company                             78,683   11.74     53,617   8.00       67,021   10.00
      JBPA                                68,775   10.92     50,384   8.00       62,980   10.00
      JBNJ                                 9,224   18.13      4,070   8.00        5,088   10.00

Tier I capital (to risk-weighted
 assets)
      Company                             61,432    9.16     26,826   4.00       40,239    6.00
      JBPA                                52,043    8.26     25,202   4.00       37,804    6.00
      JBNJ                                 8,937   17.56      2,036   4.00        3,054    6.00

Tier I capital (to average assets)
      Company                             61,432    6.54     37,573   4.00       46,966    5.00
      JBPA                                52,043    6.01     34,637   4.00       43,297    5.00
      JBNJ                                 8,937   12.16      2,940   4.00        3,675    5.00



                        JeffBanks, Inc. and Subsidiaries

NOTE 17 - SEGMENT INFORMATION

    The Company operates primarily as a commercial bank. Additionally, certain mortgage banking activities are pursued and include the origination and purchase of mortgage loans, the sale of mortgage loans in the secondary market and the servicing of mortgage loans.

    Segment information is as follows:

                                                Commercial           Mortgage
                                                  banking             banking      Consolidated
                                                ----------           --------      ------------
                                                                  (in thousands)
       Year ended December 31, 1996
          Total revenue                         $    80,406          $ 1,385      $   81,791
          Income before income taxes                 14,156              216          14,372
          Identifiable assets, end of year        1,004,239              799       1,005,038

       Year ended December 31, 1995
          Total revenue                              69,611            1,214          70,825
          Income (loss) before income taxes          11,991             (177)         11,814
          Identifiable assets, end of year          937,952            1,054         939,006

       Year ended December 31, 1994
          Total revenue                              51,082            1,204          52,286
          Income (loss) before income taxes           9,698             (436)          9,262
          Identifiable assets, end of year          750,611              914         751,525

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    The condensed financial information for JeffBanks, Inc. (parent company only) is as follows:

                            CONDENSED BALANCE SHEETS

                                                                  December 31,
                                                               ---------------
                                                               1996       1995
                                                               ----       ----
                                                                (in thousands)
    Assets
       Cash                                                  $    713   $   241
       Equity investment in the Banks                          79,661    73,016
       Investment in the Banks' subordinated notes             23,000         -
       Accrued interest receivable                                503         -
       Premises and equipment, net                                177       226
                                                             --------   -------
                                                             $104,054   $73,483
                                                             ========   =======
    Liabilities and shareholders' equity
       Subordinated notes                                     $23,000   $     -
       Accrued interest payable                                   503         -
       Other liabilities                                          297       172
                                                             --------   -------
                                                               23,800       172
                                                             --------   -------
    Shareholders' equity
       Common stock                                             3,964     3,947
       Additional paid-in capital                              53,865    53,470
       Retained earnings                                       22,229    15,427
       Net unrealized gain on investment securities
          available for sale                                      196       467
                                                             --------  --------
                                                               80,254    73,311
                                                             --------  --------
                                                             $104,054   $73,483
                                                             ========  ========

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                         CONDENSED STATEMENTS OF INCOME

                                                                        Year ended December 31,
                                                              -------------------------------------------
                                                                1996              1995             1994
                                                              --------           ------           -------
                                                                             (in thousands)
    Income
          Dividends from the Banks                            $ 2,356           $ 2,749          $ 2,302
          Interest income from the Banks                        1,542                 -                -
          Management service fees from the Banks                3,061             2,945            2,477
                                                              -------           -------          -------
            Total income                                        6,959             5,694            4,779
                                                              -------           -------          -------
    Expenses
          Interest on subordinated notes                        1,542                 -                -
          Salaries and employee benefits                        1,189             1,046              964
          Occupancy expense                                        55                56               63
          Depreciation                                             49                40               20
          Data processing expense                                 930             1,073              812
          Advertising                                             453               312              292
          Insurance                                               345               351              268
          Other                                                    40                73              113
                                                              -------           -------          -------
            Total expenses                                      4,603             2,951            2,532
                                                              -------           -------          -------
            Income before equity in undistributed
                   net income of the Banks                      2,356             2,743            2,247

    Equity in undistributed net income of the Banks             6,843             4,918            3,934
                                                              -------           -------          -------
    Net income                                                $ 9,199           $ 7,661          $ 6,181
                                                              =======           =======          =======
    Net income applicable to common stock                     $ 9,199           $ 6,534          $ 4,868
                                                              =======           =======          =======

                                   (Continued)

                        JeffBanks, Inc. and Subsidiaries

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Year ended December 31,
                                                                                ----------------------------------------
                                                                                1996              1995             1994
                                                                                ----              ----             -----
                                                                                                (in thousands)
       Operating activities
          Net income                                                          $ 9,199           $ 7,661          $ 6,181
          Adjustments to reconcile net income to net cash provided
                 by operating activities
              Depreciation and amortization                                        49                40               20
              Equity in undistributed net income of the Banks                  (6,843)           (4,918)          (3,934)
              Increase in other liabilities                                       126                69              124
              Decrease in other assets                                              -                 -               66
                                                                              -------           -------          -------
                  Net cash provided by operating activities                     2,531             2,852            2,457
                                                                              -------           -------          -------
       Investing activities
          Purchases of premises and equipment                                       -              (144)             (11)
          Purchases of investment securities available for sale                  (100)                -                -
                                                                              -------           -------          -------
                    Net cash used in investing activities                        (100)             (144)             (11)
                                                                              -------           -------          -------
       Financing activities
          Dividends paid on preferred stock                                         -            (1,127)          (1,312)
          Dividends paid on common stock                                       (2,397)           (1,621)            (990)
          Proceeds from issuance of common stock                                  438               230               33
          Costs to acquire minority interest in JBNJ                                -               (15)            (111)
                                                                              -------           -------          -------
                    Net cash used in by financing activities                   (1,959)           (2,533)          (2,380)
                                                                              -------           -------          -------
       Net increase in cash                                                       472               175               66

       Cash at beginning of year                                                  241                66                -
                                                                              -------           -------          -------
       Cash at end of year                                                    $   713           $   241          $    66
                                                                              =======           =======          =======

                        JeffBanks, Inc. and Subsidiaries

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                                    Three months ended
                                                              -----------------------------------------------------------
                                                              December 31    September 30        June 30         March 31
                                                           --------------    ------------        -------         --------
                                                                        (in thousands, except per share data)
       1996
          Interest income                                      $19,292         $18,838           $18,435         $18,107
          Interest expense                                       8,827           8,681             8,499           8,037
          Net interest income                                   10,465          10,157             9,936          10,070
          Provision for credit losses                              867             786               705             624
          Gain on sale of securities                                96              71                78               -
          Other operating income                                 1,838           1,750             1,727           1,559
          Other operating expenses                               7,682           7,616             7,664           7,431
          Income before income taxes                             3,850           3,576             3,372           3,574
          Net income                                             2,456           2,308             2,156           2,279

          Per share data
              Average common shares outstanding                  4,127           4,081             4,028           4,022
              Net income per common share - primary                .60             .57               .54             .55
              Net income per common share - fully diluted          .60             .57               .54             .55

       1995
          Interest income                                      $18,096         $16,979           $15,319         $13,923
          Interest expense                                       8,247           7,579             6,752           5,651
          Net interest income                                    9,849           9,400             8,567           8,272
          Provision for credit losses                              765           1,215               615             540
          Gain on sale of securities                                56             122                35             120
          Other operating income                                 1,843           1,500             1,382           1,450
          Other operating expenses                               7,456           6,782             6,633           6,776
          Income before income taxes                             3,527           3,025             2,736           2,526
          Net income                                             2,236           1,944             1,809           1,672
          Net income applicable to common stock                  2,082           1,624             1,484           1,344

          Per share data
              Average common shares outstanding                  3,534           3,048             2,960           2,922
              Net income per common share - primary                .59             .53               .50             .48
              Net income per common share - fully diluted          .55             .49               .47             .43




                                    PART III

         The information called for by Part III of this report is incorporated herein by reference to the Company's definitive proxy statement for its 1996 annual meeting of shareholders which will be filed not later than 120 days from the end of the Company's fiscal year (April 29, 1997).

                                     PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

         (a)1. Financial Statements

               Report of Independent Certified Public Accountants
               Report of Independent Accountants
               Consolidated Balance Sheets
               Consolidated Statements of Income
               Consolidated Statement of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

         2.    Financial Statement Schedules

               None.

         3.    Exhibits

               Exhibits 3, 10 ,12 and 21 appear in Exhibits 3, 2, 12 and 21, respectively, of the Company's registration statement on Form S-4, as amended, Registration No. 333-16261, each of which such exhibits is hereby incorporated herein by reference. Exhibits 4.1, 4.2, 4.3, and 4.4 appear in Exhibits 4.1, 4.2, 4.3, and 4.4 of the Company's registration statement on Form S-3, as amended, Registration No. 333-20111, each of which such exhibits is hereby incorporated herein by reference.

               Exhibit 23(a) Consent of Grant Thornton LLP

               (b) Reports on Form 8-K during the fourth quarter

         The Company filed a Form 8-K on October 9, 1996 containing an Agreement and Plan of Merger with United Valley Bank., Inc. and its wholly-owned subsidiary United Valley Bank, which Agreement was executed by the Company on September 5, 1996.