Form 10-K/A
period 1996-12-31
JEFFBANKS INC
filed 1997-03-31
CIK 904101

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

                               Yes   X   No
                                   -----    -----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon closing sale price as quoted on NASDAQ National Market on February 28, 1997: $113,152,864.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicating the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 4,734,861 shares as of March 15, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on March 19, 1997.


                                 JEFFBANKS, INC.



                              By:/s/BETSY Z. COHEN
                                 Betsy Z. Cohen
                                 Chairperson of the Board
                                 (Chief Executive Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/BETSY Z. COHEN                                   Date:MARCH 19, 1997
         BETSY Z. COHEN, Chairperson
           of the Board, Chief Executive
           Officer and Director
           (Chief Executive Officer)


         /s/EDWARD E. COHEN                                  Date:MARCH 19, 1997
         EDWARD E. COHEN, Chairman
           of the Executive Committee
           and Director


         /s/ROBERT J. COLEMAN                                Date:MARCH 19, 1997
         ROBERT J. COLEMAN, Director


         /s/PAUL FRENKIEL                                    Date:MARCH 19, 1997
         PAUL FRENKIEL, Senior Vice
           President - Finance, Chief Financial
           Officer and Controller ( Chief
           Financial and Accounting Officer)


         /s/JOHN G. HOOPES                                   Date:MARCH 19, 1997
         JOHN G. HOOPES, Director


         /s/HERSH KOZLOV                                     Date:MARCH 19, 1997
         HERSH KOZLOV, Director


         /s/WILLIAM H. LAMB                                  Date:MARCH 19, 1997
         WILLIAM H. LAMB, Director


         _________________________________                   Date:        , 1997
         ARTHUR MAKADON, Director


         _________________________________                   Date:        , 1997
         P. SHERRILL NEFF, Director


         /s/JAMES R. SIBEL                                   Date:MARCH 19, 1997
         JAMES R. SIBEL, Chief Credit
           Officer and Director


         /s/HARMON S. SPOLAN                                 Date:MARCH 19, 1997
         HARMON S. SPOLAN, President
           and Director


         /s/WILLIAM D. WHITE                                 Date:MARCH 19, 1997
         WILLIAM D. WHITE, Director