Form 10-Q
period 1997-03-31
JEFFBANKS INC
filed 1997-05-09
CIK 904101

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  Commission file number 0-22850
March 31, 1997

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
                                   Yes X No

Number of Shares of Common Stock Outstanding at March 31, 1997:   4,976,429

                                                 JeffBanks, Inc.
                                            Consolidated Balance Sheet
                                                    UNAUDITED


                                                                                  March 31,         December 31,
                                                                                    1997                1996
                                                                                 (in thousands)

Assets:
Cash and cash equivalents:
    Cash and due from banks                                                  $          39,378   $          45,343
    Federal funds sold                                                                  45,975              41,950
                                                                               ----------------    ----------------
                                                                                        85,353              87,293

Investment securities available for sale                                               195,243             174,551
Investment securities held to maturity                                                     686                 687
Mortgages held for sale                                                                  2,249                 725
Loans, net                                                                             827,637             815,128
Premises and equipment, net                                                             15,892              14,989
Accrued interest receivable                                                              8,080               7,299
Other real estate owned                                                                  3,049               3,982
Goodwill                                                                                 8,610               8,776
Other assets                                                                            16,241              13,744
                                                                               ----------------    ----------------
    Total assets                                                             $       1,163,040   $       1,127,174
                                                                               ================    ================

Liabilities and shareholders' equity:

Deposits:
    Demand (non-interest bearing)                                            $         129,742   $         137,361
    Savings and money market                                                           309,164             315,939
    Time deposits                                                                      273,608             249,787
    Time deposits, $100,000 and over                                                    88,152              84,052
                                                                               ----------------    ----------------
                                                                                       800,666             787,139

Securities sold under repurchase agreements                                             79,187              73,764
FHLB advances                                                                          115,000             127,750
Subordinated notes and debentures                                                       32,000              32,000
Company-obligated mandatorily redeemable preferred securities of the
 Company's subsidiary trust, holding solely $25.3 million aggregate principal amount of 9.25% junior subordinated deferrable interest
 debentures due 2027 of the Company                                                     25,300
Accrued interest payable                                                                 9,494               8,082
Other liabilities                                                                        8,800               7,158
                                                                               ----------------    ----------------
    Total liabilities                                                                1,070,447           1,035,893
                                                                               ----------------    ----------------

Shareholders' equity:
    Common Stock - authorized, 10,000,000 shares of $1 par value;
      issued and outstanding 4,976,429 and 4,952,039 shares,
      respectively                                                                       4,976               4,716
    Additional paid-in capital                                                          70,448              64,030
    Retained earnings                                                                   17,986              22,355
    Net unrealized gain (loss) on investment securities available for sale                (817)                180
                                                                               ----------------    ----------------
    Total shareholders' equity                                                          92,593              91,281
                                                                               ----------------    ----------------
    Total liabilities and shareholders' equity                               $       1,163,040   $       1,127,174
                                                                               ================    ================

                      The accompanying notes are an integral part of these financial statements.

                                           JeffBanks, Inc.
                                 Consolidated Statements of Income
                                             UNAUDITED

                                                                   Three Months Ended March 31,
                                                                     1997                 1996
                                                                (in thousands, except per share data)

Interest income:
     Loans including fees                                     $         18,755     $         17,770
     Investment securities                                               2,729                2,424
     Federal funds sold                                                    717                  570
                                                                ---------------      ---------------
                                                                        22,201               20,764
                                                                ---------------      ---------------

Interest expense:
     Time deposits, $100,000 and over                                    1,189                1,276
     Other deposits                                                      5,780                6,516
     FHLB advances                                                       1,587                  840
     Subordinated notes and debentures                                     717                  247
     Preferred securities                                                  364
     Securities sold under repurchase agreements                           776                  417
                                                                ---------------      ---------------
                                                                        10,413                9,296
                                                                ---------------      ---------------

         Net interest income                                            11,788               11,468

Provision for credit losses                                                825                  759
                                                                ---------------      ---------------

         Net interest income after provision
          for credit losses                                             10,963               10,709
                                                                ---------------      ---------------

Non-interest income:
     Service fees on deposit accounts                                      802                  758
     Mortgage servicing fees                                               185                  211
     Gain on sales of residential mortgages and
       capitalized mortgage servicing rights                               152                  120
     Merchant card fees                                                    482                  321
     Other                                                                 363                  225
                                                                ---------------      ---------------
                                                                         1,984                1,635
                                                                ---------------      ---------------

Non-interest expense:
     Salaries and employee benefits                                      3,959                3,962
     Occupancy expense                                                     937                  939
     Depreciation                                                          433                  408
     FDIC expense                                                           22                    7
     Data processing expense                                               269                  340
     Legal and auditing                                                    312                  264
     Stationery, printing and supplies                                     263                  194
     Shares tax                                                            197                  191
     Advertising                                                           287                  358
     Other real estate owned maintenance expense                            73                   52
     Loss on sale and write-downs of other
      real estate owned                                                     72                   32
     Amortization of intangibles                                           323                  310
     Merchant card expense                                                 353                  285
     Merger related expenses                                               178
     Other expense                                                       1,227                1,093
                                                                ---------------      ---------------
                                                                         8,905                8,435
                                                                ---------------      ---------------

Income before income taxes                                               4,042                3,909
Income taxes                                                             1,358                1,389
                                                                ---------------      ---------------

         Net income                                           $          2,684     $          2,520
                                                                ===============      ===============
Per share data:
Net income applicable to common stock                         $          2,684     $          2,520
Average number of common shares and equivalents                          5,210                5,120
Net income per common share - primary                         $           0.52     $           0.49
Net income per common share - fully diluted                   $           0.52     $           0.49

            The accompanying notes are an integral part of these financial statements.

                                 JeffBanks, Inc.

            Consolidated Statement of Changes in Shareholders' Equity
                                    UNAUDITED

                                                                  Net unrealized
                                                                    gain (loss)
                                            Additional             on securities
                                    Common   paid-in-     Retained   available
                                     Stock   capital      earnings    for sale     Total
                                                       (in thousands)
Balance at December 31, 1996 ...   $  4,716   $ 64,030   $ 22,355    $    180    $ 91,281
Net income .....................       --         --        2,684        --         2,684
Issuance of common stock for
 401(K) plan ...................          5        115       --          --           120
Warrants exercised .............         18        201                                219
Cash dividends on common stock .       --         --         (714)       --          (714)
5% stock dividend ..............        237      6,102     (6,339)       --          --
Change in net unrealized loss on
 securities available for sale .       --         --         --          (997)       (997)
                                   --------   --------   --------    --------    --------
Balance at March 31, 1997 ......   $  4,976   $ 70,448   $ 17,986    $   (817)   $ 92,593
                                   ========   ========   ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                 JeffBanks, Inc.

            Consolidated Statement of Changes in Shareholders' Equity
                                    UNAUDITED

                                                                   Net unrealized
                                                                     gain (loss)
                                            Additional              on securities
                                    Common   paid-in-      Retained   available
                                     Stock    capital      earnings   for sale      Total
                                                        (in thousands)
Balance at December 31, 1995 ...   $  4,649   $ 63,102    $ 16,802    $    485    $ 85,038
Net income .....................       --         --         2,520        --         2,520
Issuance of common stock for ...       --
 401(K) plan ...................          7        189        --          --           196
Costs to establish a dividend ..       --
 reinvestment plan .............       --          (26)       --          --           (26)
Warrants exercised .............         20        214                                 234
Cash dividends on common stock .       --         --          (572)       --          (572)
Change in net unrealized loss on       --
 securities available for sale .       --         --          --          (648)       (648)
                                   --------   --------    --------    --------    --------
Balance at March 31, 1996 ......   $  4,676   $ 63,479    $ 18,750    $   (163)   $ 86,742
                                   ========   ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                                  JeffBanks, Inc.

                                       Consolidated Statements of Cash Flows
                                                     UNAUDITED

                                                                        Three Months Ended March 31,
                                                                              1997         1996
                                                                               (in thousands)

Operating activities:
    Net income .........................................................   $   2,684    $   2,520
    Adjustments to reconcile net income to cash provided by
        operating activities:
    Depreciation and amortization ......................................       1,050          865
    Provision for credit losses ........................................         825          759
    Mortgage loans originated for sale .................................      (7,574)      (5,325)
    Mortgage loan sales ................................................       6,050        5,261
    Increase in interest receivable ....................................        (781)        (196)
    Increase in interest payable .......................................       1,412        1,333
    Increase in other assets ...........................................      (2,147)      (1,528)
    Increase in other liabilities ......................................       1,642          578
                                                                           ---------    ---------
        Net cash provided by operating activities ......................       3,161        4,267
                                                                           ---------    ---------

Investing activities:
    Proceeds from maturities of investment securities available for sale      17,316        4,243
    Proceeds from sales of other real estate owned .....................         240        1,143
    Purchase of investment securities available for sale ...............     (39,805)     (18,649)
    Net increase in loans ..............................................     (12,641)     (12,973)
    Purchase of premises and equipment .................................      (1,336)        (309)
                                                                           ---------    ---------
        Net cash used in investing activities ..........................     (36,226)     (26,545)
                                                                           ---------    ---------

Financing activities:
    Net decrease in deposits ...........................................      13,527        9,602
    Net increase in repurchase agreements ..............................       5,423       10,450
    Net proceeds from issuance and redemption of common stock ..........         339          404
    Net decrease in FHLB advances ......................................     (12,750)     (15,000)
    Proceeds from issuance of subordinated notes .......................        --         23,000
    Proceeds from issuance of preferred securities .....................      25,300         --
    Dividends paid on common stock .....................................        (714)        (572)
                                                                           ---------    ---------
        Net cash provided by (used in) financing activities ............      31,125       27,884
                                                                           ---------    ---------

Net (decrease) increase in cash and cash equivalents ...................      (1,940)       5,606
Cash and cash equivalents at beginning of year .........................      87,293      101,741
                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................   $  85,353    $ 107,347
                                                                           =========    =========

   The accompanying notes are an integral part of these financial statements.

Note 1 - Allowance for Credit Losses:
      Changes in the allowance for credit losses are as follows:
                                         Three months ended March 31,
                                               1997       1996
                                              (in thousands)
          Balance, beginning of period ..   $ 13,734    $ 14,991
          Provision charged to operations        825         759
          Loans charged off .............     (1,269)     (1,013)
          Recoveries ....................        102          83
                                            --------    --------
          Balance, end of period ........   $ 13,392    $ 14,820
                                            ========    ========


      The balances of impaired loans were $11,093,000 and $14,077,000 respectively, at March 31, 1997 and 1996. The allowance for credit losses associated with impaired loans was $3,280,000 and $4,226,000, respectively, at those dates. Total cash collected on impaired loans during the first three months of 1997 and 1996, respectively, was $124,000 and $303,000, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during those respective periods was $273,000 and $341,000. No related interest income was recognized during the period.

Note 2 - Investment Securities:
      The carrying value and approximate market value of investment securities at March 31, 1997, are as follows:

                                               Gross      Gross    Approximate
                                  Amortized  unrealized unrealized   market    Carrying
                                    cost       gains     losses      value      value
                                                    (in thousands)

Available for Sale:
U.S. treasury securities ......   $ 66,428   $      2   $    182   $ 66,248   $ 66,248
Federal agency obligations ....     80,567        125        651     80,041     80,041
State and municipal obligations     34,848         95        596     34,347     34,347
Other securities ..............     14,620          6         19     14,607     14,607
                                  --------   --------   --------   --------   --------
Total .........................   $196,463   $    228   $  1,448   $195,243   $195,243
                                  ========   ========   ========   ========   ========

Held to Maturity:
State and municipal obligations        686          6       --          692        686
                                  --------   --------   --------   --------   --------
Total .........................   $    686   $      6   $   --     $    692   $    686
                                  ========   ========   ========   ========   ========

Note 3:
      The unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as discussed in these notes.

Note 4:
     Primary earnings per common share are calculated by dividing net income applicable to common stock by the weighted average number of common shares and common share equivalents outstanding during the period, after giving retroactive effect to stock dividends.
     The Financial Accounting Standard Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share ("EPS"), which is effective for financial statements issued after December 31, 1997. Once effective, the new standard eliminates primary and fully diluted EPS and instead requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.
     The adoption of this new standard is not expected to have a material impact on the disclosure of EPS. The effect of adopting this new standard has not been determined.

Note 5:
     On January 21, 1997, the Company, through Jefferson PA, completed a merger with United Valley Bank ("UVB") pursuant to which it acquired that institution. Under the terms of the merger, each share of UVB common stock was converted into
 .339 of a share of the Company's common stock, resulting in the issuance of 749,278 shares of the Company's common stock. In addition, outstanding warrants to purchase the acquired institution's common stock were converted into warrants to purchase 255,381 shares of the Company's common stock, with an exercise price of $11.80 per share. UVB was a Pennsylvania chartered banking institution
engaged  in  commercial  and  retail  banking  with  one  principal   office  in
Philadelphia. UVB had total assets of $121.1 million at the time of acquisition. The acquisition was accounted for under the pooling of interests method of accounting. Accordingly, all prior period information has been restated to reflect UVB historical performance. The income statement for the three months ended March 31, 1997 reflected a total of $178,000 of merger related expenses, primarily legal, accounting and filing fees.

Note 6:
     On February 5, 1997, the Company issued $25.3 million of 9.25% of junior subordinated deferrable interest debentures (the "debentures") to JBI Capital Trust I (the "Trust"), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $25 million of preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. Although the debentures will be treated as debt of the Company, they currently qualify for tier 1 capital treatment. The preferred securities are redeemable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2027. See "Liquidity and Capital Resources" below.

Note 7:
      On April 1, 1997, the Company declared a 5% common stock dividend, payable May 13, 1997. That dividend is reflected in the financial statements and earnings per share computations for all periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income. Net income for JeffBanks, Inc. (JBI) amounted to $2.7 million for the three months ended March 31, 1997 as compared to $2.5 million for the three months ended March 31, 1996.

Net Interest Income and Average Balances. Net interest income was $11.8 million for the first three months of 1997, compared to $11.5 million for the first three months of 1996, an increase of $320,000 or 3%. Yields on interest earning assets decreased to 8.39% for the first three months of 1997 from 8.49% in the prior year period, a difference of .10 %. The cost of interest bearing liabilities increased to 4.65% for the first three months of 1997 from 4.55% in the prior year period, a difference of .10%. Accordingly, the net interest margin on JBI's interest earning assets decreased to 4.50% in 1997 as compared to 4.68% in the comparable prior year period, a difference of .18%. The increase in the cost of interest bearing liablities and the decrease in the net interest margin reflected the full period effect in 1997 of the isssuance of $23 million of 8.75% subordinated notes on March 25, 1996 and the issuance of $25.3 million of 9.25% preferred securities on February 5, 1997.
      Average balances for non-interest bearing demand deposits increased to $134.3 million in 1997 compared to $121.6 million in the comparable 1996 period, an increase of $12.7 million or 10%. Average balances for savings and money market deposits increased to $307.2 million for the first three months of 1997, compared to $301.0 million for the comparable year period, an increase of $6.2 million or 2%.
      In the first three months of 1997, average interest earning assets totaled $1.1 billion, an increase of $88.2 million or 9% over the 1996 comparable period. Reflected in that net increase was a $62.2 million or 8% increase in average loans to $833.8 million.

Non-Interest Income. Total non-interest income for the first three months of 1997 was $2 million compared to $1.6 million for the first three months of 1996, an increase of $349,000 or 21%. Gain on sales of residential mortgages and capitalized mortgage servicing rights increased to $152,000 in 1997, an increase of $32,000 or 27% over 1996. The increase in 1997 reflected an increase in residential mortage loan originations. Merchant card fees increased to $482,000 in 1997, an increase of $161,000 or 50%. The increase was substantially offset by increases in merchant card expense and reflected higher volume.

Non-Interest Expense. Total non-interest expense for the first three months of 1997 was $8.9 million, compared to $8.4 million for the comparable prior year period, an increase of $470,000 or 6%. Salaries and employee benefits amounted to $4.0 million in first quarter of each of 1997 and 1996.
      Data processing expense decreased to $269,000 for the first three months of 1997, a decrease of $71,000 or 21% from the comparable 1996 period. The decrease reflected reductions in data processing fees resulting from a new outsourcing contract.
      Legal and auditing expense increased to $312,000 for the first three months of 1997, an increase of $48,000, or 18% over 1996. The increase reflected legal fees on several unrelated matters and $23,000 of audit fees resulting from the outsorcing of the internal audit function.
      Stationary, printing and supplies increased to $263,000 for the first three months of 1997, an increase of $69,000 or 36% over 1996. The increase reflected the impact of the UVB acquisition, three new branches and a $17,000 increase in credit card supplies.
      Advertising decreased to $287,000 for the first three months of 1997, a decrease of $71,000 or 20% over the comparable 1996 period. The decrease reflected the 1996 one time advertising campaign for personal transaction accounts.
      Merger related expenses resulting from the acquisiton of United Valley Bank amounted to $178,000 in 1997. The merger expenses reflected $55,000 in legal fees, $20,000 in external accounting fees, $22,000 in printing costs, $23,000 in regulatory filing fees and $58,000 from the write-off of leasehold improvements on vacated locations.

Liquidity and Capital Resources. The major sources of funding for JBI's investing activities have historically been cash inflows resulting from increases in deposits. Such increases have been utilized primarily to fund net increases in loans. FHLB advances have also been utilized when relative interest costs were less than those for deposits. Funds not needed for operations are invested primarily in daily federal funds sold and securities.
      Net increases in loans amounted to $12.6 million for the first three months of 1997 and $13 million for the 1996 period. Cash outflows required for mortgage loans originated for sale amounted to $7.6 million for the first three months of 1997 compared to $5.3 million for the first three months of 1996. As described in note 6 to the financial statements, tier 1 capital and cash inflows were increased by a $25.3 million debt offering on February 5, 1997.
      At March 31, 1997 JeffBanks and its subsidiaries exceeded "well capitalized" ratios as determined by the appropriate regulatory authorities. The following table sets forth the regulatory capital ratios of JBI, Jefferson Bank (Jefferson PA) and Jefferson Bank of New Jersey (Jefferson NJ) at that date.

                                                                Tier 1 Capital to      Total Capital to
                                           Leverage               Risk-Weighted         Risk-Weighted
                                           Ratio (1)              Assets Ratio           Assets Ratio
                                      March 31,  December 31, March 31,  December 31, March 31, December 31,
                                        1997        1996        1997        1996        1997        1996
Entity:
JBI ..........................          9.37%       7.28%      12.89%       9.92%      18.00%      15.13%
Jefferson PA .................          7.06%       7.14%       9.67%       9.59%      14.66%      14.67%
Jefferson NJ .................          8.51%       8.10%      10.96%      11.16%      16.22%      16.88%
"Well capitalized" institution
    (under FDIC Regulations) .          5.00%       5.00%       6.00%       6.00%      10.00%      10.00%

Asset and Liability Management
The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of March 31, 1997 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated.


                                            One to 90     91 to 180   181 to 364   One to Two   Three to Five Over Five
                                               Days          Days        Days        Years         Years        Years
                                                                      (dollars in thousands)
Interest earning assets:

   Federal funds sold ...................   $  45,975
   Investment securities:
      Available for sale:
        Taxable investment securities ...      22,357     $ 14,030     $ 20,001     $ 43,446     $  50,051    $  11,011
        Non-taxable investment securities        --            455          615        1,214           362       31,701
      Held to maturity:
        Taxable investment securities ...        --
        Non-taxable investment securities        --           --           --           --             266          420
   Mortgages held for sale ..............       2,249         --           --           --            --           --
   Loans net of unearned discount .......     367,235       59,190       79,121      119,121       168,225       48,137
                                            ---------    ---------    ---------    ---------     ---------    ---------
Total interest earning assets ...........     437,816       73,675       99,737      163,781       218,904       91,269
                                            ---------    ---------    ---------    ---------     ---------    ---------


Interest bearing liabilities:
   Savings and money market accounts ....     309,164         --           --           --            --           --
   Time deposits ........................     110,512       92,175      120,272       16,764        21,380          657
   Securities sold under repurchase
       agreements .......................      79,187         --           --           --            --           --
   FHLB advances ........................     115,000         --           --           --            --           --
   Subordinated notes and debentures ....        --           --           --           --            --         32,000
   Preferred securities .................        --           --           --           --            --         25,300
                                            ---------    ---------    ---------    ---------     ---------    ---------
Total interest bearing liabilities ......     613,863       92,175      120,272       16,764        21,380       57,957
                                            ---------    ---------    ---------    ---------     ---------    ---------
Gap .....................................   $(176,047)   $ (18,500)   $ (20,535)   $ 147,017     $ 197,524    $  33,312
                                            =========    =========    =========    =========     =========    =========
Cumulative gap ..........................   $(176,047)   $(194,547)   $(215,082)   $ (68,065)    $ 129,459    $ 162,771
                                            =========    =========    =========    =========     =========    =========
Gap to assets ratio .....................        -15%          -2%          -2%           13%           17%           3%
Cumulative gap to assets ratio ..........        -15%         -17%         -18%          -6%            11%          14%

Loan Portfolio. The following table summarizes the loan portfolio of JBI by loan category and amount at March 31, 1997 and corresponds to appropriate regulatory definitions. Loans with a principal amount in excess of 2% of JBI's equity capital are generally considered to be large loans. By this standard, large loans were those exceeding $1.9 million at March 31, 1997. Large loans as a percentage of total loans at that date were 10%.

                                                                    Book Value

     Loans secured by real estate:
          Construction and land development .......................   $ 70,035
          Secured by 1-4 family residential properties ............    214,034
          Secured by multifamily (5 or more) residential properties     20,420
          Secured by non-farm non-residential properties ..........    222,681

     Commercial and industrial loans:
          To U.S. addresses (domicile) ............................    149,838

     Loans to individuals for household, family and other personal expenditures (consumer):
          Credit cards and related plans ..........................      9,744
          Other ...................................................    134,976
     Tax exempt industrial development obligations ................      3,379
     All other loans ..............................................      2,255
     Lease financing receivables, net of unearned income ..........     15,916
                                                                      --------
          Total ...................................................   $843,278
                                                                      ========

Non-Performing Loans. The following table presents the principal amounts of non accrual and renegotiated loans (1) at March 31, 1997 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest.

                                                          March 31,                           December 31,
                                                    ------------------- -----------------------------------------------------
                                                       1997     1996        1996      1995        1994       1993       1992
                                                                        (dollars in thousands)
Loans accounted for on a non-accrual basis ......   $11,093    $14,077    $11,269    $13,127    $10,240    $ 6,832    $ 7,344
Loans renegotiated to provide a reduction or
    deferral of interest or principal ...........      --         --         --         --        1,367      1,493      1,746
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing loans (1) ..................    11,093     14,077     11,269     13,127     11,607      8,325      9,090
                                                    -------    -------    -------    -------    -------    -------    -------
Other real estate owned .........................     3,049      4,756      3,537      4,260      6,093      5,937      5,710
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing assets (1) .................   $14,142    $18,833    $14,806    $17,387    $17,700    $14,262    $14,800
                                                    =======    =======    =======    =======    =======    =======    =======
Non-performing loans/total loans (1) ............      1.32%      1.79%      1.36%      1.69%      1.83%      1.56%      1.81%
Non-performing assets/total loans and
    non-performing assets (1) ...................      1.67%      2.38%      1.78%      2.23%      2.76%      2.64%      2.91%
Loans past due 90 days or more as to interest
    or principal payments still accruing interest
    and not included in non-accrual loans .......   $ 7,385    $ 5,785    $ 4,478    $ 6,898    $ 6,190    $ 4,564    $ 3,656
                                                    =======    =======    =======    =======    =======    =======    =======



    At March 31, 1997 the ratio of the allowance for credit losses to total loans amounted to 1.59%. On an annualized basis, the ratio of net charge-offs to average loans was .56% for the three month period ended March 31, 1997.

Non-accrual loans(1) decreased to $11.1 million at March 31, 1997 compared to $11.3 million at December 31, 1996. The decrease reflects approximately $872,000 of charge-offs, $838,000 of additions and $124,000 of payments.

Other real estate owned amounted to $3.0 million at March 31, 1997 compared to $3.5 million at December 31, 1996. Activity in the three months ended March 31, 1997 reflects sales and other receipts of $240,000, and charge-offs and other write downs of $239,000.

Interest on Non-Accrual Loans(1). If interest on non-accrual loans(1) had been accrued, such income would have been $273,000 and $341,000, respectively for the first three months of 1997 and 1996.

Provision for Credit Losses. The provision for credit losses for the first three months of 1997 was $825,000 compared to $759,000 in the three three months of 1996, reflecting increased loan volume.

--------------------------------------------------------------------------------
(1) Excluding loans past due 90 days or more still accruing interest.

Summary of Credit Loss Experience. The following table summarizes the credit loss experience of JBI for the periods shown:

                                                      March 31,                           December 31,
                                               ---------------------- ---------------------------------------------------------
                                                  1997       1996      1996       1995        1994       1993       1992
                                                                       (dollars in thousands)
Balance in the allowance for credit losses at
    beginning of period .....................   $13,734    $14,991    $14,991    $ 8,986    $ 6,867    $ 6,468    $ 5,228
                                                -------    -------    -------    -------    -------    -------    -------

Loans charged-off:
    Commercial ..............................       483        475      1,914      2,816      1,198        736      1,051
    Construction ............................      --           59        473       --          167       --          134
    Real estate mortgage ....................       589        321      4,272      1,588      1,768      1,274      1,209
    Credit card .............................        70         21        160         16       --         --         --
    Installment and lease financing .........       127        137        522        435        236        243        157
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................     1,269      1,013      7,341      4,855      3,369      2,253      2,551
                                                -------    -------    -------    -------    -------    -------    -------

Recoveries:
    Commercial ..............................        29         30        109        265        309         73         43
    Construction ............................      --         --         --         --         --            1       --
    Real estate mortgage ....................        44         43        901        437        196         31         41
    Credit card .............................         8       --         --         --         --         --         --
    Installment and lease financing .........        21         10         51         51         28         28         21
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................       102         83      1,061        753        533        133        105
                                                -------    -------    -------    -------    -------    -------    -------
Net charge-offs .............................     1,167        930      6,280      4,102      2,836      2,120      2,446
Acquisitions ................................      --         --         --        6,121      3,098       --         --
Provision charged to operations .............       825        759      5,023      3,986      1,857      2,519      3,686
                                                -------    -------    -------    -------    -------    -------    -------
Balance in allowance for credit losses at end
    of period ...............................   $13,392    $14,820    $13,734    $14,991    $ 8,986    $ 6,867    $ 6,468
                                                =======    =======    =======    =======    =======    =======    =======
Net charge-offs/average loans ...............      0.56%      0.48%      0.79%      0.58%      0.50%      0.42%      0.50%

Part II. Other Information

Item 6. Reports on Form 8-K
          1. Form 8-K filed January 24, 1997
          Item (5) Other material events: the completed acquisition of United Valley Bancorp, Inc.

SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JEFFBANKS, INC.
                                  (Registrant)

Dated:  May 9, 1997                By /s/ Paul Frenkiel
                                      ------------------------------------------
                                      Paul Frenkiel
                                      Chief Financial Officer

Dated:  May 9, 1997                By /s/ Patricia DiPietro
                                      ------------------------------------------
                                      Patricia DiPietro
                                      Assistant Secretary