Form 10-Q
period 1997-06-30
JEFFBANKS INC
filed 1997-08-12
CIK 904101

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  Commission file number 0-22850
June 30, 1997

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
                                   Yes X No

Number of Shares of Common Stock Outstanding at June 30, 1997:   4,987,492

                                 JeffBanks, Inc.
                           Consolidated Balance Sheet
                                    UNAUDITED


                                                                         June 30,   December 31,
                                                                           1997         1996(a)
                                                                           (in thousands)
Assets:
Cash and cash equivalents:
    Cash and due from banks ........................................   $   47,841   $   45,343
    Federal funds sold .............................................       52,550       41,950
                                                                       ----------   ----------
                                                                          100,391       87,293

Investment securities available for sale ...........................      172,460      174,551
Investment securities held to maturity .............................          685          687
Mortgages held for sale ............................................        5,848          725
Loans, net .........................................................      844,937      815,128
Premises and equipment, net ........................................       16,177       14,989
Accrued interest receivable ........................................        7,754        7,299
Other real estate owned ............................................        4,055        3,982
Goodwill ...........................................................        8,439        8,776
Other assets .......................................................       15,266       13,744
                                                                       ----------   ----------
    Total assets ...................................................   $1,176,012   $1,127,174
                                                                       ==========   ==========

Liabilities and shareholders' equity:

Deposits:
    Demand (non-interest bearing) ..................................   $  132,892   $  137,361
    Savings and money market .......................................      309,117      315,939
    Time deposits ..................................................      291,436      249,787
    Time deposits, $100,000 and over ...............................       85,012       84,052
                                                                       ----------   ----------
                                                                          818,457      787,139

Securities sold under repurchase agreements ........................       63,504       73,764
FHLB advances ......................................................      125,000      127,750
Subordinated notes and debentures ..................................       32,000       32,000
Company-obligated mandatorily redeemable preferred securities of the
  Company's subsidiary trust, holding solely $25.3 million aggregate principal amount of 9.25% junior subordinated deferrable interest
  debentures due 2027 of the Company ...............................       25,300
Accrued interest payable ...........................................        9,103        8,082
Other liabilities ..................................................        6,392        7,158
                                                                       ----------   ----------
    Total liabilities ..............................................    1,079,756    1,035,893
                                                                       ----------   ----------

Shareholders' equity:
    Common Stock - authorized, 10,000,000 shares of $1 par value;
      issued and outstanding 4,987,492 and 4,952,039 (a) shares,
      respectively .................................................        4,988        4,716
    Additional paid-in capital .....................................       70,745       64,030
    Retained earnings ..............................................       20,167       22,355
    Net unrealized gain on investment securities available for sale           356          180
                                                                       ----------   ----------
    Total shareholders' equity .....................................       96,256       91,281
                                                                       ----------   ----------
    Total liabilities and shareholders' equity .....................   $1,176,012   $1,127,174
                                                                       ==========   ==========

       The accompanying notes are an integral part of these financial statements.

(a) The prior year period was restated for the acquisition of United Valley Bank ("UVB") on January 21, 1997 as required under the pooling of interests method of accounting, and for the 5% stock dividend declared April 1, 1997.

                                 JeffBanks, Inc.
                        Consolidated Statements of Income
                                    UNAUDITED

                                                      Six Months          Three Months
                                                     Ended June 30,      Ended June 30,
                                                     1997     1996(a)     1997     1996(a)
                                                   (in thousands, except per share data)

Interest income:
     Loans including fees ......................   $38,295   $35,687   $19,540   $17,917
     Investment securities .....................     5,582     5,083     2,853     2,659
     Federal funds sold ........................     1,267     1,092       550       522
                                                   -------   -------   -------   -------
                                                    45,144    41,862    22,943    21,098
                                                   -------   -------   -------   -------

Interest expense:
     Time deposits, $100,000 and over ..........     2,398     2,559     1,209     1,283
     Other deposits ............................    11,778    13,079     5,998     6,563
     FHLB advances .............................     3,262     1,392     1,675       552
     Subordinated notes and debentures .........     1,434       964       717       717
     Preferred securities ......................       949                 585
     Securities sold under repurchase agreements     1,519     1,062       743       645
                                                   -------   -------   -------   -------
                                                    21,340    19,056    10,927     9,760
                                                   -------   -------   -------   -------

        Net interest income ....................    23,804    22,806    12,016    11,338

Provision for credit losses ....................     1,695     1,599       870       840
                                                   -------   -------   -------   -------

        Net interest income after provision
         for credit losses .....................    22,109    21,207    11,146    10,498
                                                   -------   -------   -------   -------

Non-interest income:
     Service fees on deposit accounts ..........     1,612     1,578       810       820
     Mortgage servicing fees ...................       371       417       186       206
     Gain on sales of residential mortgages and
       capitalized mortgage servicing rights ...       343       225       191       105
     Gain on sales of investment securities ....       147        78       147        78
     Merchant credit card deposit fees .........       967       703       485       382
     Credit card fee income ....................       161        47        63        25
     Other .....................................       634       457       369       254
                                                   -------   -------   -------   -------
                                                     4,235     3,505     2,251     1,870
                                                   -------   -------   -------   -------

Non-interest expense:
     Salaries and employee benefits ............     8,053     8,032     4,257     4,070
     Occupancy expense .........................     1,845     1,848       908       909
     Depreciation ..............................       863       815       430       407
     FDIC expense ..............................        46        12        24         5
     Data processing expense ...................       448       675       179       335
     Legal .....................................       495       399       258       187
     Stationery, printing and supplies .........       434       394       171       201
     Shares tax ................................       398       378       201       187
     Advertising ...............................       486       669       199       311
     Other real estate owned maintenance expense       102        97        29        45
     Loss on sale and write-downs of other
      real estate owned ........................       173        32       101
     Amortization of intangibles ...............       630       623       307       313
     Merchant credit card deposit expense ......       750       548       397       263
     Credit card orgination expense ............       254       136       143       100
     Credit card processing expense ............       236       148       108        88
     Merger related expenses ...................       178
     Other .....................................     2,513     2,293     1,287     1,243
                                                   -------   -------   -------   -------
                                                    17,904    17,099     8,999     8,664
                                                   -------   -------   -------   -------

Income before income taxes .....................     8,440     7,613     4,398     3,704
Income taxes ...................................     2,755     2,717     1,397     1,328
                                                   -------   -------   -------   -------

        Net income .............................   $ 5,685   $ 4,896   $ 3,001   $ 2,376
                                                   =======   =======   =======   =======
Per share data:
Average number of common shares and equivalents      5,273     5,131     5,306     5,143
Net income per common share ......... ..........   $  1.08   $  0.95   $  0.57   $  0.46

        The accompanying notes are an integral part of these financial statements.

(a) Prior year periods were restated for the acquisition of UVB on January 21, 1997 as required under the pooling of interests method of accounting, and for the 5% stock dividend declared April 1, 1997.

                                       JeffBanks, Inc.
                  Consolidated Statement of Changes in Shareholders' Equity
                                          UNAUDITED

                                                                        Net unrealized
                                                                             gain
                                                Additional               on securities
                                     Common        paid-      Retained     available
                                      Stock     in-capital    earnings      for sale       Total
                                                           (in thousands)
Balance at December 31, 1996 ...   $    4,716   $   64,030   $   22,355    $      180   $   91,281
Net income .....................         --           --          5,685          --          5,685
Issuance of common stock for
 401(K) plan ...................           14          339         --            --            353
Issuance of common stock for
 dividend reinvestment plan ....            3           66         --            --             69
Warrants exercised .............           18          201                                     219
Cash dividends on common stock .         --           --         (1,527)         --         (1,527)
5% stock dividend ..............          237        6,109       (6,346)         --           --
Change in net unrealized gain on
 securities available for sale .         --           --           --             176          176
                                   ----------   ----------   ----------    ----------   ----------
Balance at June 30, 1997 .......   $    4,988   $   70,745   $   20,167    $      356   $   96,256
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

                                                 JeffBanks, Inc.
                          Consolidated Statement of Changes in Shareholders' Equity
                                                    UNAUDITED

                                                                        Net unrealized
                                                                          gain (loss)
                                                 Additional              on securities
                                    Common         paid-       Retained    available
                                     Stock       in-capital    earnings     for sale         Total
                                                            (in thousands)
Balance at December 31, 1995 ...   $    4,649   $   63,102    $   16,802    $      485    $   85,038
Net income .....................         --           --           4,896          --           4,896
Issuance of common stock for ...         --
 401(K) plan ...................            7          189          --            --             196
Costs to establish a dividend ..         --
 reinvestment plan .............         --            (26)         --            --             (26)
Issuance of common stock for
 dividend reinvetsment plan ....            3           54          --            --              57
Warrants exercised .............           47          505                                       552
Cash dividends on common stock .         --           --          (1,168)         --          (1,168)
Change in net unrealized gain
 (loss) on securities available
 for sale ......................         --           --            --            (974)         (974)
                                   ----------   ----------    ----------    ----------    ----------
Balance at June 30, 1996 .......   $    4,706   $   63,824    $   20,530    $     (489)   $   88,571
                                   ==========   ==========    ==========    ==========    ==========

                 The accompanying notes are an integral part of these financial statements.

                                               JeffBanks, Inc.

                                   Consolidated Statements of Cash Flows
                                                 UNAUDITED

                                                                          Six Months Ended June 30,
                                                                              1997          1996
                                                                                  (in thousands)
Operating activities:
    Net income .........................................................   $   5,685    $   4,896
    Adjustments to reconcile net income to cash provided by
       operating activities:
    Depreciation and amortization ......................................       2,039        1,813
    Provision for credit losses ........................................       1,695        1,599
    Gain on sales of investment securities .............................        (147)         (78)
    Mortgage loans originated for sale .................................     (18,214)     (12,496)
    Mortgage loan sales ................................................      13,091       12,481
    Increase in interest receivable ....................................        (455)        (327)
    Increase in interest payable .......................................       1,021        1,952
    Increase in other assets ...........................................      (1,919)        (923)
    Decrease in other liabilities ......................................        (766)        (917)
                                                                           ---------    ---------
       Net cash provided by operating activities .......................       2,030        8,000
                                                                           ---------    ---------

Investing activities:
    Proceeds from sales of investment securities available for sale ....      17,142        2,752
    Proceeds from maturities of investment securities available for sale      32,392       46,708
    Proceeds from maturities of investment securities held to maturity .                    2,839
    Proceeds from sales of other real estate owned .....................         760        1,525
    Purchase of investment securities available for sale ...............     (47,560)     (66,394)
    Net increase in loans ..............................................     (32,337)     (27,459)
    Purchase of premises and equipment .................................      (2,051)        (716)
                                                                           ---------    ---------
       Net cash used in investing activities ...........................     (31,654)     (40,745)
                                                                           ---------    ---------

Financing activities:
    Net increase (decrease) in deposits ................................      31,318      (28,374)
    Net (decrease) increase in repurchase agreements ...................     (10,260)      37,229
    Net proceeds from issuance and redemption of common stock ..........         641          780
    Net decrease in FHLB advances ......................................      (2,750)     (26,250)
    Proceeds from issuance of subordinated notes .......................        --         23,000
    Proceeds from issuance of preferred securities .....................      25,300         --
    Dividends paid on common stock .....................................      (1,527)      (1,168)
                                                                           ---------    ---------
       Net cash provided by financing activities .......................      42,722        5,217
                                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents ...................      13,098      (27,528)
Cash and cash equivalents at beginning of year .........................      87,293      101,741
                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................   $ 100,391    $  74,213
                                                                           =========    =========

                 The accompanying notes are an integral part of these financial statements.

Note 1 - Allowance for Credit Losses:
      Changes in the allowance for credit losses are as follows:
                                          Six months ended June 30,
                                              1997         1996
                                               (in thousands)
          Balance, beginning of period ..   $ 13,734    $ 14,991
          Provision charged to operations      1,695       1,599
          Loans charged off .............     (3,020)     (2,496)
          Recoveries ....................        336         176
                                            --------    --------
          Balance, end of period ........   $ 12,745    $ 14,270
                                            ========    ========


     The balances of impaired loans were $10,109,000 and $14,115,000 respectively, at June 30, 1997 and 1996. The allowance for credit losses associated with impaired loans was $2,332,676 and $4,681,000, respectively, at those dates. Total cash collected on impaired loans during the first six months of 1997 and 1996, respectively, was $1,390,000 and $869,000, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during those respective periods was $549,000 and $668,000. No related interest income was recognized during the period.

Note 2 - Investment Securities:
     The carrying value and approximate market value of investment securities at June 30, 1997, are as follows:

                                               Gross     Gross
                                  Amortized unrealized unrealized Approximate  Carrying
                                     cost      gains     losses   market value  value
                                                     (in thousands)
Available for Sale:
U.S. treasury securities ......   $ 43,296   $     79   $     45   $ 43,330   $ 43,330
Federal agency obligations ....     72,905        227        192     72,940     72,940
State and municipal obligations     41,241        528         40     41,729     41,729
Other securities ..............     14,466          3          8     14,461     14,461
                                  --------   --------   --------   --------   --------
Total .........................   $171,908   $    837   $    285   $172,460   $172,460
                                  ========   ========   ========   ========   ========

Held to Maturity:
State and municipal obligations        685         11       --          696        685
                                  --------   --------   --------   --------   --------
Total .........................   $    685   $     11   $   --     $    696   $    685
                                  ========   ========   ========   ========   ========


Note 3:
     The unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as discussed in these notes.

Note 4:
      Primary earnings per common share are calculated by dividing net income applicable to common stock by the weighted average number of common shares and stock option common share equivalents outstanding during the period. The retroactive effect of stock dividends and the restatement required by the pooling of interests accounting method utilized for the UVB acquisition are also considered.
      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share ("EPS"), which is effective for financial statements issued after December 31, 1997. Once effective, the new standard eliminates primary and fully diluted EPS and instead requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.
      The effect of adopting this new standard has not been determined; however, it is not expected to be material.

Note 5:
      On January 21, 1997, the Company, through its subsidiary Jefferson Bank ("Jefferson PA"), acquired UVB through merger. The Company acquired UVB's holding company ("UVBHC") and thereafter merged UVB into Jefferson PA. Under the terms of the merger, each share of UVBHC common stock was converted into .339 of a share of the Company's common stock, resulting in the issuance of 749,278 shares of the Company's common stock. In addition, outstanding warrants to purchase UVBHC's common stock were converted into warrants to purchase 255,381 shares of the Company's common stock, with an exercise price of $11.80 per share. UVB was a Pennsylvania chartered banking institution engaged in commercial and retail banking with one principal office in Philadelphia. UVB had total assets of $121.1 million at the time of acquisition. The acquisition was accounted for under the pooling of interests method of accounting. Accordingly, all prior period information has been restated to reflect UVB historical performance. The income statement for the six months ended June 30, 1997 reflected a total of $178,000 of merger related expenses, primarily legal, accounting and filing fees.

Note 6:
      On February 5, 1997, the Company issued $25.3 million of 9.25% of junior subordinated deferrable interest debentures ( the "debentures") to JBI Capital Trust I (the "Trust"), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The trust issued $25 million of preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. Although the subordinated debentures will be treated as debt of the Company, they currently qualify for tier 1 capital treatment. The preferred securities are callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2027. See "Liquidity and Capital Resources" below.

Note 7:
     On April 1, 1997, the Company declared a 5% common stock dividend, payable May 13, 1997. That dividend is reflected in the financial statements and earnings per share computations for all periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of Operations

Net income. Net income for JeffBanks, Inc.("the Company") amounted to $5.7 million for the six months ended June 30, 1997 as compared to $4.9 million for the six months ended June 30, 1996, an increase of approximately 16%.

Net Interest Income and Average Balances. Net interest income was $23.8 million for the first six months of 1997, compared to $22.8 million for the first six months of 1996, an increase of $998,000 or 4%. Yields on interest earning assets increased to 8.48% for the first six months of 1997 from 8.44% in the prior year period, a difference of .04 %. The cost of interest bearing liabilities increased to 4.72% for the first six months of 1997 from 4.60% in the prior year period, a difference of .12%. Accordingly, the net interest margin on JBI's interest earning assets decreased to 4.52% in 1997 as compared to 4.61% in the comparable prior year period, a difference of .09%. The increase in the cost of interest bearing liabilities and the decrease in the net interest margin reflected the full period effect in 1997 of the issuance of $23 million of 8.75% subordinated notes on March 25, 1996 and the issuance of $25.3 million of 9.25% preferred securities on February 5, 1997.
      Average balances for non-interest bearing demand deposits increased to $132.8 million in 1997 compared to $121.3 million in 1996, an increase of 9%. Average balances for savings and money market deposits increased to $310.2 million in 1997 compared to $304.4 million in the comparable 1996 period, an increase of $5.8 million or 2%.
      In the first six months of 1997, average interest earning assets totaled $1.1 billion, an increase of $82 million or 8% over the 1996 comparable period. Reflected in that net increase was a $67.3 million or 9% increase in average loans to $846 million.

Non-Interest Income. Total non-interest income for the first six months of 1997 was $4.2 million compared to $3.5 million for the first six months of 1996, an increase of $730,000 or 21%. Gain on sales of residential mortgages and capitalized mortgage servicing rights increased to $343,000 in 1997, an increase of $118,000 or 52% over 1996. The increase in 1997 reflected an increase in residential mortgage loan originations. Merchant credit card deposit fees increased to $967,000 in 1997, an increase of $264,000 or 38%. Increases reflected in this total were substantially offset by increases in merchant credit card deposit expense and reflected higher volume.

Non-Interest Expense. Total non-interest expense for the first six months of 1997, was $17.9 million, compared to $17.1 million for the comparable prior year period, an increase of $805,000 or 5%. Salaries and employee benefits amounted to $8.1 million in the first six months of 1997 and $8.0 million for the comparable prior year period.
      Data processing expense decreased to $448,000 for the first six months of 1997, a decrease of $227,000 or 34% from the comparable 1996 period. The decrease reflected reductions in data processing fees resulting from a new outsourcing contract.
      Legal expense increased to $495,000 for the first six months of 1997, an increase of $96,000, or 24% over 1996. The increase reflected legal fees on several unrelated matters.
      Advertising decreased to $486,000 for the six months of 1997, a decrease of $183,000 or 27% over the comparable 1996 period. The decrease reflected the impact of a one time advertising campaign for personal transaction accounts in the first six months of 1996.
      Loss on sale and write-downs of other real estate owned increased to $173,000 for the six months of 1997, an increase of $141,000, or 441% over 1996. Approximately $87,000 of the increase resulted from a loss on the sale of a property acquired in the Constitution Bank acquisition.
      Credit card origination expense increased to $254,000 for the first six months of 1997, an increase of $118,000, or 87% over 1996. The increase reflected origination costs incurred in connection with the Bank's efforts to expand its retail credit card portfolio.
      Credit card processing expense increased to $236,000 for the first six months of 1997, an increase of $88,000, or 59% over 1996. The increase reflected significant increases in the outstanding number of credit card accounts, and related increases in transaction volume.
      Merger expenses related to the acquisition of UVB amounted to $178,000 in 1997. The merger expenses reflected $55,000 in legal fees, $20,000 in external accounting fees, $22,000 in printing costs, $23,000 in regulatory filing fees and $58,000 from the write-off of leasehold improvements on vacated locations.

Liquidity and Capital Resources. The major sources of funding for the Company's investing activities have historically been cash inflows resulting from increases in deposits. Such increases have been utilized primarily to fund net increases in loans. FHLB advances have also been utilized, when relative interest costs were less than those for deposits. Funds not needed for operations are invested primarily in daily federal funds sold and securities.
      Net increases in loans of $32.3 million for the first six months of 1997 compared to $27.5 million for the 1996 period. Cash outflows required for mortgage loans originated for sale amounted to $18.2 million for the first six months of 1997 compared to $12.5 million for the first six months of 1996.
      At June 30, 1997 the Company and its subsidiaries exceeded "well capitalized" ratios as determined by the appropriate regulatory authorities. The following table sets forth the regulatory capital ratios of the Company, Jefferson PA and Jefferson Bank of New Jersey (Jefferson NJ) at that date.

                                                            Tier 1 Capital to      Total Capital to
                                          Leverage            Risk-Weighted         Risk-Weighted
                                          Ratio (1)           Assets Ratio           Assets Ratio
                                     June 30, December 31, June 30,  December 31, June 30, December 31,
                                       1997       1996       1997       1996       1997       1996
Entity:
JBI ..........................         9.59%      7.28%     12.84%      9.92%     17.84%     15.13%
Jefferson PA .................         7.18%      7.14%      9.56%      9.59%     14.45%     14.67%
Jefferson NJ .................         8.05%      8.10%     10.35%     11.16%     15.36%     16.88%
"Well capitalized" institution
    (under FDIC Regulations) .         5.00%      5.00%      6.00%      6.00%     10.00%     10.00%

Asset and Liability Management
The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of June 30, 1997 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated.


                                           One to 90   91 to 180    181 to 364  One to Two  Three to Five  Over Five
                                             Days         Days         Days        Years        Years         Years
                                                                     (dollars in thousands)
Interest earning assets:
   Investment securities:
    Federal funds sold ................   $  52,550
    Available for sale:
      Taxable investment securities ...      15,519    $  11,055    $  29,573    $  26,090     $  36,786    $  11,708
      Non-taxable investment securities         455          240          455        1,137           367       39,075
    Held to maturity:
      Taxable investment securities ...        --
      Non-taxable investment securities        --           --           --           --             265          420
   Mortgages held for sale ............       5,848         --           --           --            --           --
   Loans net of unearned discount .....     374,425       61,177       63,106      124,855       179,496       54,623
                                          ---------    ---------    ---------    ---------     ---------    ---------
Total interest earning assets .........     448,797       72,472       93,134      152,082       216,914      105,826
                                          ---------    ---------    ---------    ---------     ---------    ---------


Interest bearing liabilities:
   Savings and money market ...........     309,117         --           --           --            --           --
   Time deposits ......................     114,893       95,089      129,924       15,132        20,746          664
   Securities sold under repurchase
     agreements .......................      63,504         --           --           --            --           --
   FHLB advances ......................     125,000         --           --           --            --           --
   Subordinated notes and debentures ..        --           --           --           --            --         32,000
   Preferred securities ...............        --           --           --           --            --         25,300
                                          ---------    ---------    ---------    ---------     ---------    ---------
Total interest bearing liabilities ....     612,514       95,089      129,924       15,132        20,746       57,964
                                          ---------    ---------    ---------    ---------     ---------    ---------
Gap ...................................   $(163,717)   $ (22,617)   $ (36,790)   $ 136,950     $ 196,168    $  47,862
                                          =========    =========    =========    =========     =========    =========
Cumulative gap ........................   $(163,717)   $(186,334)   $(223,124)   $ (86,174)    $ 109,994    $ 157,856
                                          =========    =========    =========    =========     =========    =========
Gap to assets ratio ...................        -14%          -2%          -3%           12%           17%           4%
Cumulative gap to assets ratio ........        -14%         -16%         -19%           -7%             9%          13%


Loan Portfolio. The following table summarizes the loan portfolio of the Company by loan category and amount at June 30, 1997 and corresponds to appropriate regulatory definitions. Loans with a principal amount in excess of 2% of the Company's equity capital are generally considered to be large loans. By this standard, large loans were those exceeding $1.9 million at June 30, 1997. Large loans as a percentage of total loans at that date were 10%.

                                                                Book Value
                                                              (in thousands)
Loans secured by real estate:
     Construction and land development .......................   $ 74,186
     Secured by 1-4 family residential properties ............    206,795
     Secured by multifamily (5 or more) residential properties     21,943
     Secured by non-farm non-residential properties ..........    245,796

Commercial and industrial loans:
     To U.S. addresses (domicile) ............................    123,935

Loans to individuals for household, family and other personal expenditures (consumer):
     Credit cards and related plans ..........................     11,003
     Other ...................................................    156,287
Tax exempt industrial development obligations ................      3,335
All other loans ..............................................      2,496
Lease financing receivables, net of unearned income ..........     17,754
                                                                 --------
     Total ...................................................   $863,530
                                                                 ========

Non-Performing Loans. The following table presents the principal amounts of non accrual and renegotiated loans (1) at June 30, 1997 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest.
     At June 30, 1997 the ratio of the allowance for credit losses to total loans amounted to 1.48%. On an annualized basis, the ratio of net charge-offs to average loans was .63% for the six month period ended June 30, 1997.

                                                           June 30,                            December 31,
                                                    ------------------- -----------------------------------------------------
                                                       1997       1996       1996       1995       1994       1993       1992
                                                                   (dollars in thousands)
Loans accounted for on a non-accrual basis           $10,109    $14,115    $11,269    $13,127    $10,240    $ 6,832    $ 7,344
Loans renegotiated to provide a reduction or
    deferral of interest or principal ............      --         --         --         --        1,367      1,493      1,746
                                                     -------    -------    -------    -------    -------    -------    -------
Total non-performing loans (1) ...................    10,109     14,115     11,269     13,127     11,607      8,325      9,090
                                                     -------    -------    -------    -------    -------    -------    -------
Other real estate owned ..........................     4,055      4,017      3,537      4,260      6,093      5,937      5,710
                                                     -------    -------    -------    -------    -------    -------    -------
Total non-performing assets (1) ..................   $14,164    $18,132    $14,806    $17,387    $17,700    $14,262    $14,800
                                                     =======    =======    =======    =======    =======    =======    =======
Non-performing loans/total loans (1) .............      1.17%      1.77%      1.36%      1.69%      1.83%      1.56%      1.81%
Non-performing assets/total loans and
    non-performing assets (1) ....................      1.63%      2.26%      1.78%      2.23%      2.76%      2.64%      2.91%
Loans past due 90 days or more as to interest
    or principal payments still accruing interest
    and not included in non-accrual loans            $10,241    $ 5,279    $ 4,478    $ 6,898    $ 6,190    $ 4,564    $ 3,656
                                                     =======    =======    =======    =======    =======    =======    =======


      Non-accrual loans(1) decreased to $10.1 million at June 30, 1997 compared to $11.3 million at December 31, 1996. The decrease reflects approximately $262,000 of transfers to other real estate owned, $2.3 million of charge-offs, $2.9 million of additions, $1.4 million of payments and $91,000 of loans returned to accrual status.
      Other real estate owned amounted to $4.1 million at June 30, 1997 compared to $3.5 million at December 31, 1996. Activity in the six months ended June 30, 1997 reflects $1.6 million of additions with sales and other receipts of $760,000, and charge-offs and other write downs of $327,000.
      Interest on Non-Accrual Loans(1). If interest on non-accrual loans had been accrued, such income would have been $549,000 and $668,000, respectively for the first six months of 1997 and 1996.

      Provision for Credit Losses. The provision for credit losses for the first six months of 1997 was $1.7 million compared to $1.6 million in the first six months of 1996.

--------------------------------------------------------------------------------
(1) Excluding loans past due 90 days or more still accruing interest.

Summary of Credit Loss Experience. The following table summarizes the credit loss experience of JBI for the periods shown:

                                                     June 30,                             December 31,
                                               --------------------  ----------------------------------------------------
                                                 1997       1996       1996       1995        1994       1993       1992
                                                                       (dollars in thousands)
Balance in the allowance for credit losses at
    beginning of period .....................   $13,734    $14,991    $14,991    $ 8,986    $ 6,867    $ 6,468    $ 5,228
                                                -------    -------    -------    -------    -------    -------    -------

Loans charged-off:
    Commercial ..............................       698      1,030      1,914      2,816      1,198        736      1,051
    Construction ............................      --           59        473       --          167       --          134
    Real estate mortgage ....................     1,885      1,120      4,272      1,588      1,768      1,274      1,209
    Credit card .............................       144         36        160         16       --         --         --
    Installment and lease financing .........       293        251        522        435        236        243        157
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................     3,020      2,496      7,341      4,855      3,369      2,253      2,551
                                                -------    -------    -------    -------    -------    -------    -------

Recoveries:
    Commercial ..............................        48         61        109        265        309         73         43
    Construction ............................      --         --         --         --         --            1       --
    Real estate mortgage ....................       244         97        901        437        196         31         41
    Credit card .............................         8       --         --         --         --         --         --
    Installment and lease financing .........        36         18         51         51         28         28         21
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................       336        176      1,061        753        533        133        105
                                                -------    -------    -------    -------    -------    -------    -------
Net charge-offs .............................     2,684      2,320      6,280      4,102      2,836      2,120      2,446
Acquisitions ................................      --         --         --        6,121      3,098       --         --
Provision charged to operations .............     1,695      1,599      5,023      3,986      1,857      2,519      3,686
                                                -------    -------    -------    -------    -------    -------    -------
Balance in allowance for credit losses at end
    of period ...............................   $12,745    $14,270    $13,734    $14,991    $ 8,986    $ 6,867    $ 6,468
                                                =======    =======    =======    =======    =======    =======    =======
Net charge-offs/average loans ...............      0.63%      0.60%      0.79%      0.58%      0.50%      0.42%      0.50%

Part II. Other Information

SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JEFFBANKS, INC.
                                  (Registrant)

Dated:  August 1, 1997              By /s/ Paul Frenkiel
                                      ------------------------------------------
                                      Paul Frenkiel
                                      Chief Financial Officer

Dated:  August 1, 1997              By /s/ Martin F. Egan
                                      ------------------------------------------
                                      Martin F. Egan
                                      Assistant Secretary