Form 10-Q
period 1997-09-30
JEFFBANKS INC
filed 1997-11-13
CIK 904101

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  Commission file number 0-22850
September 30, 1997

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
                                   Yes X No

Number of Shares of Common Stock Outstanding at September 30, 1997:   4,994,988

                                              JeffBanks, Inc.
                                         Consolidated Balance Sheet
                                                 UNAUDITED


                                                                      September 30,  December 31,
                                                                          1997          1996
                                                                             (in thousands)

Assets:
Cash and cash equivalents:
    Cash and due from banks ........................................   $   52,904   $   45,343
    Federal funds sold .............................................      108,775       41,950
                                                                       ----------   ----------
                                                                          161,679       87,293

Investment securities available for sale ...........................      171,272      174,551
Investment securities held to maturity .............................          683          687
Mortgages held for sale ............................................        4,666          725
Loans, net .........................................................      852,200      815,128
Premises and equipment, net ........................................       17,052       14,989
Accrued interest receivable ........................................        7,807        7,299
Other real estate owned ............................................        2,914        3,982
Goodwill ...........................................................        8,271        8,776
Other assets .......................................................       14,427       13,744
                                                                       ----------   ----------
    Total assets ...................................................   $1,240,971   $1,127,174
                                                                       ==========   ==========

Liabilities and shareholders' equity:

Deposits:
    Demand (non-interest bearing) ..................................   $  135,699   $  137,361
    Savings and money market .......................................      379,184      315,939
    Time deposits ..................................................      308,943      249,787
    Time deposits, $100,000 and over ...............................       95,491       84,052
                                                                       ----------   ----------
                                                                          919,317      787,139

Securities sold under repurchase agreements ........................       70,151       73,764
FHLB advances ......................................................       75,000      127,750
Subordinated notes and debentures ..................................       32,000       32,000
Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely subordinated debentures of the
  Company ..........................................................       25,300
Accrued interest payable ...........................................       10,734        8,082
Other liabilities ..................................................        8,822        7,158
                                                                       ----------   ----------
    Total liabilities ..............................................    1,141,324    1,035,893
                                                                       ----------   ----------

Shareholders' equity:
    Common Stock - authorized, 10,000,000 shares of $1 par value;
      issued and outstanding 4,994,988 and 4,952,039 shares,
      respectively .................................................        4,995        4,952
    Additional paid-in capital .....................................       70,953       63,794
    Retained earnings ..............................................       22,572       22,355
    Net unrealized gain on investment securities available for sale         1,127          180
                                                                       ----------   ----------
    Total shareholders' equity .....................................       99,647       91,281
                                                                       ----------   ----------
    Total liabilities and shareholders' equity .....................   $1,240,971   $1,127,174
                                                                       ==========   ==========

        The accompanying notes are an integral part of these financial statements.

                                   JeffBanks, Inc.
                        Consolidated Statements of Income
                                     UNAUDITED

                                                 Nine Months Ended   Three Months Ended
                                                    September 30,       September 30,
                                                    1997      1996      1997     1996
                                                  (in thousands, except per share data)
Interest income:
    Loans including fees ......................   $58,755   $53,936   $20,460   $18,249
    Investment securities .....................     8,107     7,747     2,525     2,664
    Federal funds sold ........................     2,620     1,667     1,353       575
                                                  -------   -------   -------   -------
                                                   69,482    63,350    24,338    21,488
                                                  -------   -------   -------   -------

Interest expense:
    Time deposits, $100,000 and over ..........     3,882     3,805     1,484     1,246
    Other deposits ............................    18,941    19,205     7,163     6,126
    FHLB advances .............................     4,349     2,370     1,087       978
    Subordinated notes and debentures .........     2,151     1,684       717       720
    Preferred securities ......................     1,534      --         585      --
    Securities sold under repurchase agreements     2,256     1,956       737       894
                                                  -------   -------   -------   -------
                                                   33,113    29,020    11,773     9,964
                                                  -------   -------   -------   -------

        Net interest income ...................    36,369    34,330    12,565    11,524

Provision for credit losses ...................     2,640     2,520       945       921
                                                  -------   -------   -------   -------

        Net interest income after provision
         for credit losses ....................    33,729    31,810    11,620    10,603
                                                  -------   -------   -------   -------

Non-interest income:
    Service fees on deposit accounts ..........     2,505     2,393       893       815
    Mortgage servicing fees ...................       555       624       184       207
    Gain on sales of residential mortgages and
      capitalized mortgage servicing rights ...       669       310       326        85
    Gain on sales of investment securities ....       330       149       183        71
    Merchant credit card deposit fees .........     1,433     1,107       466       357
    Credit card fee income ....................       269       121       108        74
    Other .....................................     1,078       674       444       264
                                                  -------   -------   -------   -------
                                                    6,839     5,378     2,604     1,873
                                                  -------   -------   -------   -------

Non-interest expense:
    Salaries and employee benefits ............    12,321    12,032     4,268     4,000
    Occupancy expense .........................     2,777     2,767       932       919
    Depreciation ..............................     1,292     1,238       429       423
    FDIC expense ..............................        72        17        26         5
    Data processing expense ...................       617       947       169       272
    Legal .....................................       638       676       143       277
    Stationery, printing and supplies .........       625       624       191       195
    Shares tax ................................       599       564       201       186
    Advertising ...............................       750       963       264       294
    Other real estate owned maintenance expense       163       136        61        39
    Loss on sale and write-downs of other
     real estate owned ........................       447        36       274         4
    Amortization of intangibles ...............       984       942       354       319
    Merchant credit card deposit expense ......     1,135       852       385       215
    Credit card orgination expense ............       386       146       132        10
    Credit card processing expense ............       370       189       134        41
    Merger related expenses ...................       178      --        --        --
    Other .....................................     3,996     3,603     1,483     1,434
                                                  -------   -------   -------   -------
                                                   27,350    25,732     9,446     8,633
                                                  -------   -------   -------   -------

Income before income taxes ....................    13,218    11,456     4,778     3,843
Income taxes ..................................     4,284     4,080     1,529     1,363
                                                  -------   -------   -------   -------

        Net income ............................   $ 8,934   $ 7,376   $ 3,249   $ 2,480
                                                  =======   =======   =======   =======
Per share data:
Average number of common shares and equivalents     5,382     5,217     5,414     5,225
Net income per common share ...................   $  1.66   $  1.41   $  0.60   $  0.47

        The accompanying notes are an integral part of these financial statements.

                                           JeffBanks, Inc.

                      Consolidated Statement of Changes in Shareholders' Equity
                                              UNAUDITED

                                                                        Net unrealized
                                                                              gain
                                                                         on securities
                                     Common     Additional     Retained    available
                                      Stock   paid-in-capital  earnings     for sale       Total
                                                           (in thousands)
Balance at December 31, 1996 ...   $    4,716   $   64,030   $   22,355    $      180   $   91,281
Net income .....................         --           --          8,934          --          8,934
Issuance of common stock for
 401(K) plan ...................           18          456         --            --            474
Issuance of common stock for
 dividend reinvestment plan ....            5          145         --            --            150
Warrants exercised .............           19          216                                     235
Cash dividends on common stock .         --           --         (2,374)         --         (2,374)
5% stock dividend ..............          237        6,106       (6,343)         --           --
Change in net unrealized gain on
 securities available for sale .         --           --           --             947          947
                                   ==========   ==========   ==========    ==========   ==========
Balance at September 30, 1997 ..   $    4,995   $   70,953   $   22,572    $    1,127   $   99,647
                                   ==========   ==========   ==========    ==========   ==========

                               The accompanying notes are an integral part of these financial statements.

                                              JeffBanks, Inc.

                                   Consolidated Statements of Cash Flows
                                                 UNAUDITED

                                                                      Nine Months Ended September 30,
                                                                           1997            1996
                                                                              (in thousands)
Operating activities:
    Net income .........................................................   $   8,934    $   7,376
    Adjustments to reconcile net income to cash provided by
       operating activities:
    Depreciation and amortization ......................................       2,995        2,852
    Provision for credit losses ........................................       2,640        2,520
    Gain on sales of investment securities .............................        (330)        (149)
    Mortgage loans originated for sale .................................     (32,452)     (16,852)
    Mortgage loan sales ................................................      28,511       17,166
    Increase in accrued interest receivable ............................        (508)        (218)
    Increase in accrued interest payable ...............................       2,652        1,882
    Increase in other assets ...........................................      (1,685)      (2,808)
    Increase in other liabilities ......................................       1,664        1,892
                                                                           ---------    ---------
       Net cash provided by operating activities .......................      12,421       13,661
                                                                           ---------    ---------

Investing activities:
    Proceeds from sales of investment securities available for sale ....      32,806        6,734
    Proceeds from maturities of investment securities available for sale      43,882       59,910
    Proceeds from maturities of investment securities held to maturity .                    2,839
    Proceeds from sales of other real estate owned .....................       1,852        1,646
    Purchase of investment securities available for sale ...............     (72,324)     (81,546)
    Net increase in loans ..............................................     (40,496)     (32,661)
    Purchase of premises and equipment .................................      (3,355)      (1,563)
                                                                           ---------    ---------
       Net cash used in investing activities ...........................     (37,635)     (44,641)
                                                                           ---------    ---------

Financing activities:
    Net increase (decrease) in deposits ................................     132,178      (42,058)
    Net (decrease) increase in repurchase agreements ...................      (3,613)      28,038
    Net proceeds from issuance and redemption of common stock ..........         859          905
    Net (decrease) increase in FHLB advances ...........................     (52,750)       1,750
    Proceeds from issuance of subordinated notes .......................        --         23,000
    Proceeds from issuance of preferred securities .....................      25,300         --
    Dividends paid on common stock .....................................      (2,374)      (1,763)
                                                                           ---------    ---------
       Net cash provided by financing activities .......................      99,600        9,872
                                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents ...................      74,386      (21,108)
Cash and cash equivalents at beginning of year .........................      87,293      101,741
                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................   $ 161,679    $  80,633
                                                                           =========    =========

                 The accompanying notes are an integral part of these financial statements.

Note 1 - Allowance for Credit Losses:
                                 Nine months ended September 30,
                                          1997       1996
                                          (in thousands)
     Balance, beginning of period ..   $ 13,734    $ 14,991
     Provision charged to operations      2,640       2,520
     Loans charged off .............     (4,478)     (6,426)
     Recoveries ....................      1,136         947
                                       --------    --------
     Balance, end of period ........   $ 13,032    $ 12,032
                                       ========    ========



     The balances of impaired loans were $9,461,000 and $11,268,000 respectively, at September 30, 1997 and 1996. The allowance for credit losses associated with impaired loans was $2,254,000 and $3,738,000 respectively, at those dates. Total cash collected on impaired loans during the first nine months of 1997 and 1996, respectively, was $2,651,000 and $912,000, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during those respective periods was $713,000 and $866,000. No related interest income was recognized during the period.

Note 2 - Investment Securities:
     The carrying value and approximate market value of investment securities at September 30, 1997, are as follows:

                                              Gross     Gross
                                 Amortized unrealized unrealized Approximate
                                   cost       gains     losses    fair value
                                                     (in thousands)
Available for Sale:
U.S. treasury securities ......   $ 42,573   $    142   $      7   $ 42,708
Federal agency obligations ....     69,611        354         65     69,900
State and municipal obligations     46,282      1,316          9     47,589
Other securities ..............     11,073          5          3     11,075
                                  --------   --------   --------   --------
Total .........................   $169,539   $  1,817   $     84   $171,272
                                  ========   ========   ========   ========

Held to Maturity:
State and municipal obligations        683         15       --          698
                                  --------   --------   --------   --------
Total .........................   $    683   $     15   $   --     $    698
                                  ========   ========   ========   ========

Note 3:
     The unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as discussed in these notes.

Note 4:
     Primary earnings per common share are calculated by dividing net income applicable to common stock by the weighted average number of common shares and stock option common share equivalents outstanding during the period. The retroactive effect of stock dividends and the restatement required by the pooling of interests accounting method utilized for the acquisition of United Valley Bank ("UVB") in January 1997 are also considered.
     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share ("EPS"), which is effective for financial statements issued after December 15, 1997. Once effective, the new standard eliminates primary and fully diluted EPS and instead requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The effect of adopting this new standard has not been determined; however, it is not expected to be material.

Note 5:
     On January 21, 1997, the Company acquired through merger United Valley Bancorp, Inc. ("UVBHC") the holding company for UVB. Thereafter, the Company merged UVB into its subsidiary Jefferson Bank ("Jefferson PA"). Under the terms of the merger, each share of UVBHC common stock was converted into .339 of a share of the Company's common stock, resulting in the issuance of 749,278 shares of the Company's common stock. In addition, outstanding warrants to purchase UVBHC's common stock were converted into warrants to purchase 255,381 shares of the Company's common stock, with an exercise price of $11.80 per share. UVB was a Pennsylvania chartered banking institution engaged in commercial and retail banking with one principal office in Philadelphia. UVB had total assets of $121.1 million at the time of acquisition. The acquisition was accounted for under the pooling of interests method of accounting. Accordingly, all prior period information has been restated to reflect UVB historical performance. The income statement for the nine months ended September 30, 1997 reflected a total of $178,000 of merger related expenses, primarily legal, accounting and filing fees.

Note 6:
     On February 5, 1997, the Company issued $25.3 million principal amount of 9.25% junior subordinated deferrable interest debentures due March 31, 2027 ( the "debentures") to JBI Capital Trust I (the "Trust"), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The trust issued $25 million of preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the preferred securities. Although the subordinated debentures will be treated as debt of the Company, they currently qualify for tier 1 capital treatment. The preferred securities are callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The preferred securities must be redeemed upon maturity of the debentures in 2027. See "Liquidity and Capital Resources" below.

Note 7:
     On April 1, 1997, the Company declared a 5% common stock dividend, payable May 13, 1997. That dividend is reflected in the financial statements and earnings per share computations for all periods.

Note 8:
     In June, 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The effect of adoption is not expected to be material.

Note 9:
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for all periods beginning after December 15, 1997 . SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The effect of adoption is not expected to be material.

Note 10:
Certain captions in the financial statements presented for prior periods have been reclassified to conform with the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this form 10Q that are forward looking statements relate to future events or the future financial performance of the company and are based on current management expectations that involve risks and uncertainties. Such statements are only predictions and actual events or performance may differ materially from the events or performance expressed in any such forward looking statements.

Results of Operations

Net income. Net income for JeffBanks, Inc. ("the Company") amounted to $8.9 million for the nine months ended September 30, 1997 as compared to $7.4 million for the nine months ended September 30, 1996, an increase of approximately 21%.

Net Interest Income and Average Balances. Net interest income was $36.4 million for the first nine months of 1997, compared to $34.3 million for the first nine months of 1996, an increase of $2.0 million or 6%. Yields on interest earning assets increased to 8.57% for the first nine months of 1997 from 8.44% in the prior year period, a difference of .13 %. The cost of interest bearing liabilities increased to 4.77% for the first nine months of 1997 from 4.61% in the prior year period, a difference of .16%. Accordingly, the net interest margin on JBI's interest earning assets decreased to 4.54% in 1997 as compared to 4.59% in the comparable prior year period, a difference of .05%. The increase in the cost of interest bearing liabilities and the decrease in the net interest margin reflected the full period effect in 1997 of the issuance of $23 million of 8.75% subordinated notes on March 25, 1996 and the issuance of $25.3 million of 9.25% preferred securities on February 5, 1997.
     Average balances for non-interest bearing demand deposits increased to $132.0 million in 1997 compared to $123.4 million in 1996, an increase of 7%. Average balances for savings and money market deposits increased to $323.8 million in 1997 compared to $310.7 million in the comparable 1996 period, an increase of $13.1 million or 4%.
     In the first nine months of 1997,  average  interest earning assets totaled
$1.1 billion, an increase of $91.5 million or 9% over the 1996 comparable period. Reflected in that net increase was a $68.4 million or 9% increase in average loans to $854.2 million.
     Savings and money market deposits at September 30, 1997 reflect $54 million in short term money market deposits from a corporation at which a director of the Company is an officer. Interest on the deposits is paid at money market rates.

Non-Interest Income. Total non-interest income for the first nine months of 1997 was $6.8 million compared to $5.4 million for the first nine months of 1996, an increase of $1.5 million or 27%. Gain on sales of residential mortgages and capitalized mortgage servicing rights increased to $669,000 in 1997, an increase of $359,000 or 116% over 1996. The increase in 1997 reflected an increase in residential mortgage loan originations. Gain on sales of securities increased to $330,000 for the first nine months of 1997, an increase of $181,000 over 1996. The increased gains reflected the gains on sales of shorter maturity securities which were replaced by longer term maturities at higher yields. Merchant credit card deposit fees increased to $1.4 million in 1997, an increase of $326,000 or 29%. Increases reflected in this total were substantially offset by increases in merchant credit card deposit expense and reflected higher volume. Other income increased to $1.1 million for the first nine months of 1997, an increase of $404,000 or 60% from the comparable 1996 period. The increase reflected $147,000 in service charge income for non customer usage on ATMs which were instituted in the third quarter of 1997.

Non-Interest Expense. Total non-interest expense for the first nine months of 1997, was $27.4 million, compared to $25.7 million for the comparable prior year period, an increase of $1.6 million or 6%. Salaries and employee benefits amounted to $12.3 million in the first nine months of 1997 compared to $12.0 million for the first nine months of 1996, an increase of $289,000 or 2%.
     Data processing expense decreased to $617,000 for the first nine months of 1997, a decrease of $330,000 or 35% from the comparable 1996 period. The decrease reflected reductions in data processing fees resulting from a new outsourcing contract.
     Advertising decreased to $750,000 for the nine months of 1997, a decrease of $213,000 or 22% over the comparable 1996 period. The decrease reflected the $125,000 impact of a one time advertising campaign for personal transaction accounts in the first nine months of 1996.
     Loss on sale and write-downs of other real estate owned increased to $447,000 for the nine months of 1997, an increase of $411,000, over 1996. Approximately $229,000 of the increase resulted from a loss on a single property and $87,000 resulted from a loss on the sale of another property acquired in the 1995 Constitution Bank acquisition.
     Credit card origination expense increased to $386,000 for the first nine months of 1997, an increase of $240,000, or 164% over 1996. The increase reflected origination costs incurred in connection with the Bank's efforts to expand its retail credit card portfolio.
     Credit card processing expense increased to $370,000 for the first nine months of 1997, an increase of $181,000, or 96% over 1996. The increase reflected significant increases in the outstanding number of credit card accounts, and related increases in transaction volume.
   Merger expenses related to the acquisition of UVB amounted to $178,000 in 1997. The merger expenses reflected $55,000 in legal fees, $20,000 in external accounting fees, $22,000 in printing costs, $23,000 in regulatory filing fees and $58,000 from the write-off of leasehold improvements at vacated locations.
     A decrease in the effective income tax rate to 32% in the nine months ended September 30, 1997 compared to 36% in the comparable prior year period, reflected the impact of increased purchases of tax exempt municipal bonds.

Liquidity and Capital Resources. The major sources of funding for the Company's investing activities have historically been cash inflows resulting from increases in deposits. Such increases have been utilized primarily to fund net increases in loans. FHLB advances have also been utilized, when relative interest costs were less than those for deposits. Funds not needed for operations are invested primarily in daily federal funds sold and securities.
     Net increases in loans of $40.5 million for the first nine months of 1997 compared to $32.4 million for the 1996 period. Cash outflows required for mortgage loans originated for sale amounted to $32.5 million for the first nine months of 1997 compared to $16.9 million for the first nine months of 1996. At September 30, 1997 the Company and its subsidiaries exceeded "well capitalized" ratios as determined by the appropriate regulatory authorities. The following table sets forth the regulatory capital ratios of the Company, Jefferson PA and Jefferson Bank of New Jersey (Jefferson NJ) at that date.

                                                                   Tier 1 Capital to         Total Capital to
                                           Leverage                  Risk-Weighted             Risk-Weighted
                                           Ratio (1)                  Assets Ratio              Assets Ratio
                                    September 30, December 31, September 30, December 31, September 30, December 31,
                                        1997          1996         1997        1996          1997        1996
Entity:
JBI ..........................           9.54%        7.28%       12.86%        9.92%       17.70%       15.13%
Jefferson PA .................           7.19%        7.14%        9.83%        9.59%       14.66%       14.67%
Jefferson NJ .................           7.57%        8.10%        9.77%       11.16%       14.50%       16.88%
"Well capitalized" institution
    (under FDIC Regulations) .           5.00%        5.00%        6.00%        6.00%       10.00%       10.00%

Asset and Liability Management
The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of September 30, 1997 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated.

                                          One to 90    91 to 180   181 to 364   One to Two   Three to Five   Over Five
                                             Days        Days         Days         Years         Years         Years
                                                                  (dollars in thousands)
Interest earning assets:
   Investment securities:
    Federal funds sold ................   $ 108,775
    Available for sale:
      Taxable investment securities ...      14,490    $  11,030    $  25,553     $  28,513     $  21,952    $  22,144
      Non-taxable investment securities         240          375          330         1,140           115       45,389
    Held to maturity:
      Non-taxable investment securities        --           --           --            --             263          420
   Mortgages held for sale ............       4,666         --           --            --            --           --
   Loans net of unearned discount .....     376,295       63,234       66,458       126,946       178,388       53,911
                                          ---------    ---------    ---------     ---------     ---------    ---------
Total interest earning assets .........     504,466       74,639       92,341       156,599       200,718      121,864
                                          ---------    ---------    ---------     ---------     ---------    ---------


Interest bearing liabilities:
   Savings and money market deposits ..     379,184         --           --            --            --           --
   Time deposits ......................     121,606      179,018       66,618        16,092        20,437          663
   Securities sold under repurchase
     agreements .......................      70,151         --           --            --            --           --
   FHLB advances ......................      75,000         --           --            --            --           --
   Subordinated notes and debentures ..        --           --           --            --            --         32,000
   Preferred securities ...............        --           --           --            --            --         25,300
                                          ---------    ---------    ---------     ---------     ---------    ---------
Total interest bearing liabilities ....     645,941      179,018       66,618        16,092        20,437       57,963
                                          ---------    ---------    ---------     ---------     ---------    ---------
Gap ...................................   $(141,475)   $(104,379)   $  25,723     $ 140,507     $ 180,281    $  63,901
                                          =========    =========    =========     =========     =========    =========
Cumulative gap ........................   $(141,475)   $(245,854)   $(220,131)    $ (79,624)    $ 100,657    $ 164,558
                                          =========    =========    =========     =========     =========    =========
Gap to assets ratio ...................        -11%          -9%           2%           11%            15%           5%
Cumulative gap to assets ratio ........        -11%         -20%         -18%           -7%             8%          13%


Loan Portfolio. The following table summarizes the loan portfolio of the Company by loan category and amount at September 30, 1997 and corresponds to appropriate regulatory definitions. Loans with a principal amount in excess of 2% of the Company's equity capital are generally considered to be large loans. By this standard, large loans were those exceeding $2 million at September 30, 1997. Large loans as a percentage of total loans at that date were 9%.

                                                                Book Value
                                                              (in thousands)
Loans secured by real estate:
     Construction and land development .......................   $ 75,322
     Secured by 1-4 family residential properties ............    203,491
     Secured by multifamily (5 or more) residential properties     25,481
     Secured by non-farm non-residential properties ..........    242,655

Commercial and industrial loans:
     To U.S. addresses (domicile) ............................    106,234

Loans to individuals for household, family and other personal expenditures (consumer):
     Credit cards and related plans ..........................     12,777
     Other ...................................................    177,907
Tax exempt industrial development obligations ................      3,292
All other loans ..............................................      4,708
Lease financing receivables, net of unearned income ..........     18,031
                                                                 --------
     Total ...................................................   $869,898
                                                                 ========

Non-Performing Loans. The following table presents the principal amounts of non accrual and renegotiated loans (1) at September 30, 1997 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest.
   At September 30, 1997 the ratio of the allowance for credit losses to total loans amounted to 1.50%. On an annualized basis, the ratio of net charge-offs to average loans was .52% for the nine month period ended September 30, 1997.

                                                       September 30,                          December 31,
                                                    ------------------    ---------------------------------------------------
                                                      1997       1996       1996       1995       1994       1993       1992
                                                                             (dollars in thousands)
Loans accounted for on a non-accrual basis ......   $ 9,461    $11,268    $11,269    $13,127    $10,240    $ 6,832    $ 7,344
Loans renegotiated to provide a reduction or
    deferral of interest or principal ...........      --         --         --         --        1,367      1,493      1,746
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing loans (1) ..................     9,461     11,268     11,269     13,127     11,607      8,325      9,090
                                                    -------    -------    -------    -------    -------    -------    -------
Other real estate owned .........................     2,914      4,575      3,537      4,260      6,093      5,937      5,710
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing assets (1) .................   $12,375    $15,843    $14,806    $17,387    $17,700    $14,262    $14,800
                                                    =======    =======    =======    =======    =======    =======    =======
Non-performing loans/total loans (1) ............      1.09%      1.41%      1.36%      1.69%      1.83%      1.56%      1.81%
Non-performing assets/total loans and
    non-performing assets (1) ...................      1.42%      1.97%      1.78%      2.23%      2.76%      2.64%      2.91%
Loans past due 90 days or more as to interest
    or principal payments still accruing interest
    and not included in non-accrual loans $ .....     5,137    $ 3,833    $ 4,478    $ 6,898    $ 6,190    $ 4,564    $ 3,656
                                                    =======    =======    =======    =======    =======    =======    =======



Non-accrual loans(1) decreased to $9.5 million at September 30, 1997 compared to $11.3 million at December 31, 1996. The decrease reflects approximately $262,000 of transfers to other real estate owned, $2.8 million of charge-offs, $4.0 million of additions, $2.7 million of payments and $91,000 of loans returned to accrual status.

     Other real estate owned amounted to $2.9 million at September 30, 1997 compared to $3.5 million at December 31, 1996. Activity in the nine months ended September 30, 1997 reflects $2.0 million of additions with sales and other receipts of $1.9 million, and charge-offs and other write downs of $664,000.

     Interest on Non-Accrual Loans(1). If interest on non-accrual loans had been accrued, such income would have been $713,000 and $866,000, respectively for the first nine months of 1997 and 1996.

     Provision for Credit Losses. The provision for credit losses for the first nine months of 1997 was $2.6 million compared to $2.5 million in the first nine months of 1996.

--------------------------------------------------------------------------------
(1) Excluding loans past due 90 days or more still accruing interest.

Summary of Credit Loss Experience. The following table summarizes the credit loss experience of JBI for the periods shown:

                                                   September 30,                         December 31,
                                                ------------------    ---------------------------------------------------
                                                  1997       1996       1996       1995      1994        1993       1992
                                                                       (dollars in thousands)
Balance in the allowance for credit losses at
    beginning of period .....................   $13,734    $14,991    $14,991    $ 8,986    $ 6,867    $ 6,468    $ 5,228
                                                -------    -------    -------    -------    -------    -------    -------

Loans charged-off:
    Commercial ..............................       729      1,643      1,914      2,816      1,198        736      1,051
    Construction ............................      --          473        473       --          167       --          134
    Real estate mortgage ....................     2,619      3,790      4,272      1,588      1,768      1,274      1,209
    Credit card .............................       501        121        160         16       --         --         --
    Installment and lease financing .........       629        399        522        435        236        243        157
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................     4,478      6,426      7,341      4,855      3,369      2,253      2,551
                                                -------    -------    -------    -------    -------    -------    -------

Recoveries:
    Commercial ..............................       165         83        109        265        309         73         43
    Construction ............................      --         --         --         --         --            1       --
    Real estate mortgage ....................       907        836        901        437        196         31         41
    Credit card .............................         9       --         --         --         --         --         --
    Installment and lease financing .........        55         28         51         51         28         28         21
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................     1,136        947      1,061        753        533        133        105
                                                -------    -------    -------    -------    -------    -------    -------
Net charge-offs .............................     3,342      5,479      6,280      4,102      2,836      2,120      2,446
Acquisitions ................................      --         --         --        6,121      3,098       --         --
Provision charged to operations .............     2,640      2,520      5,023      3,986      1,857      2,519      3,686
                                                -------    -------    -------    -------    -------    -------    -------
Balance in allowance for credit losses at end
    of period ...............................   $13,032    $12,032    $13,734    $14,991    $ 8,986    $ 6,867    $ 6,468
                                                =======    =======    =======    =======    =======    =======    =======
Net charge-offs/average loans ...............      0.52%      0.93%      0.79%      0.58%      0.50%      0.42%      0.50%

Part II. Other Information

SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JEFFBANKS, INC.
                                  (Registrant)

Dated:  November 1, 1997             By /s/ Paul Frenkiel
                                      ------------------------------------------
                                      Paul Frenkiel
                                      Chief Financial Officer

Dated:  November 1, 1997             By /s/ Martin F. Egan
                                      ------------------------------------------
                                      Martin F. Egan
                                      Assistant Secretary