Form 10-K
period 1997-12-31
JEFFBANKS INC
filed 1998-03-31
CIK 904101

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)
  |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1997

                                      OR

  |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from ______________ to _____________

                          Commission File No. 0-22850

                                JEFFBANKS, INC.
            (Exact name of registrant as specified in its charter)

                   Pennsylvania                         23-2189480
        (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)            Identification No.)

                            1845 Walnut Street
                             Philadelphia, PA                  19103
       (Address of registrant's principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (215) 861-7000
                         -----------------------------
          Securities registered pursuant to Section 12(b) of the Act:


  Title of each class                  Name of each exchange on which registered

------------------------------        ------------------------------------------

------------------------------        ------------------------------------------


          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____



    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon closing sale price as quoted on NASDAQ Stock Market on March 16, 1998: $182,913,648.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,050,725 shares as of March 18, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Proxy Statement (the "Proxy Statement") for registrant's 1998 Annual Meeting of Shareholders to be held on May 21, 1998 are incorporated by reference in Part III of this Form 10-K.

                                    Part I

ITEM 1. BUSINESS

General

    Jeffbanks, Inc. (the "Company") is a Pennsylvania chartered, registered bank holding company headquartered in Philadelphia with two wholly-owned subsidiaries, Jefferson Bank ("Jefferson PA") and Jefferson Bank of New Jersey ("Jefferson NJ"). The Company operates principally through its subsidiary banks, which are engaged in the commercial banking business in Philadelphia, Pennsylvania and its immediately adjacent Pennsylvania and New Jersey suburbs. The Company currently operates an executive office, thirty retail branch offices and a mortgage loan production office.

    During the past three years, the Company has experienced substantial growth, reflecting internal growth and the acquisition of United Valley Bank in 1997 and Constitution Bank in 1995. For the three-year period ended December 31, 1997, the Company's total assets grew from $863.2 million to $1.3 billion, its deposits and interest bearing liabilities grew from $779.6 million to $1.2 billion and its shareholders' equity grew from $75.2 million to $102.9 million. The Company also enjoyed increased profitability during the period. The Company's income increased from $7.3 million for 1994 to $12.4 million for 1997. Return on average assets increased from .96% for 1994 to 1.04% for 1997.

    The Company's primary strategy for further growth is to continue expansion of its market presence as the "small and middle-market business bank". The Company has sought to implement its strategy by targeting the banking needs of high net worth or high income individuals within its market area and the businesses which they own or control. To attract this market, the Company provides specialized commercial lending, cash management, lease financing and personal credit services. In its commercial lending, the Company seeks to respond to its targeted market by customizing the terms of its loans to the specific or special needs of individual customers or their businesses. Such services are also intended to aid in generating loans and deposits from the Company's targeted market. The Company believes that satisfactory attention to this selected market requires a combination of the services of the type described above (which the Company believes are frequently unavailable at small banks), and the personal attention of senior management (which the Company believes is often unavailable to such customers at major financial institutions). The customers in this market generally require relatively small amounts of credit (generally not in excess of $5 million, and often less than $1 million), but often seek customized solutions to their financial requirements.

    The Company provides a wide range of banking services for individuals and businesses in addition to the more specialized services referred to previously. For individuals, the Company provides services which include demand, interest checking, money market, certificates of deposit and other saving accounts. The Company also offers home banking by computers, telephone banking services, automatic teller services through the MAC inter-bank automated teller system, night depository services, safe-deposit facilities, consumer loan programs (including installment loans for home repairs and for the purchase of consumer goods such as automobiles and boats), home equity loans, credit card plans with Visa and Mastercard, revolving lines of credit, automobile leases, residential construction loans and permanent mortgages for single family and multi-family homes. For businesses, the Company additionally offers short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, including residential construction, equipment and automobile leasing, revolving credit plans and other commercial loans, cash management services and merchant credit card depository programs. The Company also makes indirect automobile loans to consumers through automobile dealerships. Potential customers for trust services are referred to several institutions which offer trust services.

     Deposits obtained through the Company's branch system have been the principal source of funds for use in the Company's lending activities. At December 31, 1997, the Company had total deposits of $933.6 million. Of that total, 44% represented time deposits, 41% represented interest checking and savings and money market deposits and 15% represented demand (non-interest bearing) deposits.

    At December 31, 1997, the Company had a net loan portfolio (excluding mortgage loans held for sale) of $894.0 million, representing 67% of total assets at that date. The loan portfolio of the Company is categorized into commercial, commercial mortgage, construction, direct lease financing, consumer (including indirect and direct automobile loans and home equity), credit card and residential mortgage. At December 31, 1997, commercial mortgages and other commercial loans, including construction and direct financing leases, were $566.5 million or approximately 63% of the Company's net loan portfolio. Although in making its loans the Company relies upon its evaluation of the creditworthiness and debt-servicing capability of a borrower, its loans often are secured by residential or commercial real property, automobiles, equipment, fixtures and other collateral. However, exceptions may be made to this general operating philosophy. The Company does not generally engage in non-recourse lending (i.e., lending as to which the lender only looks to the asset securing the loan for repayment) and generally will require the principals of any commercial borrower to personally guarantee the loan. The Company does not generally engage in out-of-area lending, although it may accept significant amounts of out-of-area collateral security (such as a second home or other collateral) from borrowers in the Philadelphia area.

     The Company has been active in originating residential mortgage loans for the purposes of resale to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other entities. For the year ended December 31, 1997, the Company originated $46.2 million of mortgage loans. The Company originates these loans primarily through its branches and existing network of customers and generally retains the servicing on loans sold. Originations are sold without recourse to the Company. The Company generally obtains commitments to sell its mortgage originations as they are made, to minimize the interest rate risk of holding such originations. At December 31, 1997, the Company had approximately $3.0 million of mortgage loans held for sale.

    Additionally, the Company periodically purchases the right to service other portfolios located in its geographic markets. Amounts so purchased are subject to, and limited by, management's assessment of the prepayment risk of the underlying portfolio. Under its mortgage servicing arrangements, the Company collects and remits loan payments, maintains related account records, makes or monitors insurance and tax payments, makes any required physical inspections of property, pursues collection efforts with delinquent mortgagors and supervises foreclosures and property dispositions. At December 31, 1997, the Company was servicing real estate loans for other investors in an aggregate principal amount of approximately $243.3 million.

Competition

    In its Philadelphia metropolitan service area, the Company is subject to intense competition for customers from numerous commercial banks, savings and loan associations and other financial institutions. The Company actively competes with these institutions for deposits and local retail and commercial accounts. Many of its competitors have significantly greater financial resources than the Company. In consumer transactions, which typically involve loans in amounts far less than the lending limit of either of the subsidiary banks, the Company believes it is able to compete on a substantially equal basis with larger financial institutions. In commercial loan transactions, Jefferson PA's lending limit to a single customer (approximately $18.0 million as of December 31, 1997) enables the Company to compete effectively for the credit needs of the moderate-sized and small businesses which constitute its target market, while the lending limit of Jefferson NJ (approximately $1.6 million at December 31, 1997) enables it to effectively compete for the credit needs of small businesses. These lending limits are, however, considerably below those of various competing institutions, which makes it difficult, and in some cases impossible, for the Company to compete effectively when the amount of the loan or financing required is in excess of the lending limits of its subsidiary banks. In competing with other banks, as well as savings and loans associations and other financial institutions, the Company seeks to provide personalized services through officers' and directors' knowledge of the Company's primary service area and customers. The size of such customers, in management's opinion, often inhibits close attention to their needs by larger institutions.

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


Acquisition Activity

    The Company has been active in acquiring banks within its geographic market areas, including Bank of Chester County (1994), Security First Bank
(1994) and Constitution Bank (1995).

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

    Regent National Bank. On March 18, 1998, the Company announced that, through Jefferson PA, it had entered into a merger agreement with Regent National Bank ("Regent"), pursuant to which it would acquire that institution. Consummation of the merger is conditional upon required regulatory and shareholder approvals. Under the terms of the pending merger, each share of Regent common stock would be converted into .303 of a share of the Company's common stock, resulting in the issuance of 1,032,989 shares of the Company's common stock. In addition, outstanding options to purchase Regent's common stock would be converted into options to purchase 111,201 shares of the Company's common stock at an average exercise price of $26.26. Regent is a nationally chartered banking institution engaged in commercial and retail banking with one office in Philadelphia. Regent had total assets of $225.6 million at December 31, 1997. The acquisition would be accounted for under the pooling of interests method of accounting.

Services to Subsidiary Banks

     The Company provides a number of services to Jefferson PA and Jefferson NJ, including arranging for and maintaining computer services, insurance coverage, marketing and advertising, internal audit services and loan review services (primarily review of loan quality, loan documentation, supervision of the loan watch list and workouts on problem loans). The Company received fees from its subsidiary banks for such services aggregating $2.8 million in 1997, $3.1 million in 1996 and $2.9 million in 1995. On a consolidated basis, for financial reporting purposes, these fees are eliminated, except to the extent they have reduced income applicable to minority interests in 1993 and prior years.


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


General

    The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Holding Company Act"). As such, it is required to file an annual report with the Federal Reserve Board ("FRB") and provide such additional information as the FRB may require pursuant to the Holding Company Act, and is also subjected to regular examination by the FRB. The Holding Company Act limits the activities which may be engaged in by the Company and its subsidiaries to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the FRB has found, by order or regulation, to be so closely related to banking or managing or controlling banks as to be proper incidents thereto. Such activities include, among other things, and, subject to certain limitations, operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit related insurance and providing certain securities brokerage services for customers. The Company has no present plans to engage in any of these activities other than through its subsidiary banks. The FRB has adopted certain capital adequacy guidelines pertaining to bank holding companies. The Company currently exceeds all such guidelines. For a discussion of these guidelines, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations: Liquidity and
Capital Resources."

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


Limitations on Dividends from Subsidiary Banks

    There are various legal limitations on the extent to which Jefferson PA and Jefferson NJ may pay dividends to the Company. With respect to Jefferson PA, the Pennsylvania Banking Code of 1965, as amended (the "1965 Code"), provides that dividends may be declared and paid only out of accumulated net earnings (undivided profits). Where surplus is less than 50% of the amount of Jefferson PA's capital (defined as par value multiplied by the number of shares outstanding), no dividend may be paid or declared without the prior approval of the PA Department until surplus is equal to 50% of the total amount of capital. Where surplus is less than 100% of Capital, until such time as surplus equals capital, at least 10% of net earnings must be transferred to surplus prior to the declaration of a dividend. The PA Department has the power to issue orders prohibiting the payment of dividends when such payment is deemed to be an unsafe or unsound banking practice.

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

     As of December 31, 1997, Jefferson PA had $34.5 million of undivided profits legally available for the payment of dividends. Jefferson NJ had $1.7 million available for the payment of dividends as of that date.


Pennsylvania Regulation of Jefferson PA

    As a Pennsylvania state-chartered commercial bank, Jefferson PA is subject to the applicable provisions of the 1965 Code, and the regulations of the PA Department adopted thereunder. Jefferson PA derives its lending and investment powers from these laws and is subject to examination from time to time by the PA Department. The most recently concluded examination of Jefferson PA by the PA Department was conducted as of December 31, 1997. The 1965 Code provides for extensive regulation of the business of Jefferson PA, including limitations on the amount of interest it may charge on various loans, limitations on the amount of credit it may extend to any one customer and limitations on its ownership of shares of stock in other entities, including banks and trust companies. Any merger of Jefferson PA and another institution must receive the prior approval of the PA Department. In addition, the 1965 Code prohibits any person from acquiring more than 10% of any class of outstanding stock of any bank (5% of any such class if the bank had net operating loss carry forwards, as defined in the Internal Revenue Code, in excess of 20% of the bank's total shareholders' equity) without the prior approval of the PA Department. Exempted from prior approval of the PA Department are stock acquisitions by the issuing bank or a person who controls the bank and acquisitions through a merger or consolidation approved by the U.S. Comptroller of the Currency. The 1965 Code regulates the establishment of branch offices and sets minimum capital stock and surplus requirements (with which Jefferson PA complies). Under the 1965 Code, banks are permitted to operate branch offices statewide. Approval of the PA Department is required for amendments to the Articles of Incorporation of Jefferson PA.

    Pennsylvania has adopted a reciprocal interstate banking law which currently permits, subject to certain conditions, out-of-state bank holding companies located in all fifty states to acquire banks and bank holding companies in Pennsylvania, provided Pennsylvania bank holding companies are accorded reciprocal rights. Subject to the reciprocity requirement and to the prior approval of the PA Department, Pennsylvania permits out-of-state bank holding companies to enter the state either by acquisition of an existing Pennsylvania bank or bank holding company or establishment of a new bank in Pennsylvania. Approval of the PA Department is also required if a Pennsylvania bank holding company acquires an out-of-state bank or bank holding company. Currently, the interstate banking laws determined by the PA Department to be fully reciprocal with Pennsylvania law include the laws of the states of New Jersey, New York and Ohio. However, the Riegle-Neal Act, summarized below, has superseded Pennsylvania law, subject to certain conditions.


New Jersey Regulation of Jefferson NJ

    As a state-charted commercial bank, Jefferson NJ is subject to the applicable provisions of the 1948 Act and the regulations of the New Jersey Department of Banking (the "NJ Department") adopted thereunder. Jefferson NJ derives its lending and investment powers from these laws, and is subject to examination from time to time by the NJ Department. The most recent examination of Jefferson NJ by the NJ Department was as of September 5, 1995. Jefferson NJ is required to comply with various provisions of New Jersey law regarding its deposits and lending business, including limitations on the amount of interest it may charge on various loans, limitations on the amount of credit it may extend to any one customer, restrictions on the amount of capital which may be used for fixed assets and limitations on the amount and nature of its investment in certain entities. In addition, New Jersey law sets minimum capital stock and surplus requirements (with which Jefferson NJ presently complies) and regulates the establishment of branch offices. Approval of the NJ Department is also required for amendments to the Certificate of Incorporation of Jefferson NJ.

     Under the 1948 Act, banks are generally permitted to operate branch offices statewide, except that a bank generally may not establish a branch office in a municipality, other than the municipality in which it maintains its principal office, which has a population of less than 10,000 persons and in which another banking institution maintains its principal office. Certain stock and surplus requirements (with which Jefferson NJ presently complies) also must be satisfied in order to establish additional branch offices.

     New Jersey has a reciprocal interstate banking law which permits, subject to certain conditions, out-of-state holding companies to acquire New Jersey banks or bank holding companies or to establish banks in New Jersey, provided the laws of the jurisdiction in which the operations of the out-of-state bank holding company's banking subsidiaries are principally conducted afford reciprocity to New Jersey-based banking institutions. Currently, the interstate banking laws determined by the NJ Department to be fully reciprocal with the New Jersey law include the laws of the states of Pennsylvania, New York and Delaware. However, the Riegle-Neal Act, summarized below, has superseded New Jersey law, subject to certain conditions.

FDIC Regulation

    Jefferson PA and Jefferson NJ are members of the Federal Deposit Insurance Corporation ("FDIC") and therefore are subject to additional regulation by that agency. The FDIC must approve the establishment of new branch offices. Dividend payments by a bank are generally prohibited when the bank is in default on its FDIC assessments. Moreover, the FDIC has the power to issue orders prohibiting the payment of dividends when such payment is deemed to be an unsafe or unsound banking practice. The subsidiary banks are subject to examinations from time to time by the FDIC. The most recently concluded examination of Jefferson PA by the FDIC was conducted as of September 30, 1996. The most recent examination of Jefferson NJ was conducted as of September 30, 1996. As members of the FDIC, Jefferson PA and Jefferson NJ are assessed annual premiums based on the amount of their deposits and in part on ratings given them by the FDIC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations:
Non-Interest Expense ". Neither subsidiary bank is a member of the Federal Reserve System.

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


Federal Change in Control and Acquisition Regulation

    Under the Change in Bank Control Act of 1978 and regulations thereunder, persons who intend to acquire control of a bank or bank holding company are required to give at least 60 days prior written notice to the FRB (in the case of a bank holding company) or the FDIC (in the case of a state-chartered non-member bank such as Jefferson PA or Jefferson NJ). Control for the purpose of this regulation exists when the acquiring party obtains voting control of at least 25% of any class of the bank's or holding company's voting securities. Subject to rebuttal, control is presumed to exist when the acquiring party obtains voting control of at least 10% of any class of the bank's or holding company's voting securities if (i) securities issued by the bank or holding company are registered pursuant to Section 12 of the Exchange Act, or (ii) following the acquisition, there would be no holder of that class of the bank's or holding company's voting securities with a holding larger than the acquiring party. Under the Holding Company Act, a company cannot acquire control of a bank or a bank holding company without the prior approval of the FRB. Control has substantially the same definition for these purposes as under the Change in Bank Control Act of 1978. The Change in Bank Control Act of 1978 and the regulations promulgated thereunder authorize the FRB or FDIC, as the case may be, to disapprove any such acquisition on certain specified grounds. With respect to the acquisition of banking organizations, the Company is required to obtain the prior approval of the FRB before it may merge or consolidate with another bank holding company, acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such share acquisition, it will own or control more than 5% of the voting shares of such bank. The Holding Company Act generally prohibits the FRB from approving the acquisitions by the Company, or any voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless specifically authorized by the laws of the state in which the target bank is located.

    In addition, under the Bank Merger Act of 1956, as amended, the approval of the appropriate federal bank regulatory agency (the FRB, the Comptroller of the Currency or the FDIC, depending on the resulting institution) is required before either subsidiary bank may merge or consolidate with, or acquire all or substantially all of the assets of, another bank.


FIRREA

     Although the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") pertains to thrift depository institutions (such as savings and loan associations), certain of FIRREA's provisions may affect the Company's subsidiary banks. In particular, FIRREA imposes certain
"cross-guarantee" provisions which are applicable to the subsidiary banks, as more fully described below.

    Under FIRREA, all commonly controlled insured depository institutions are liable to the FDIC for any loss the FDIC incurs in connection with defaults of or assistance granted to their affiliated depository institutions, Under such "cross-guarantee" arrangements, each depository institution subsidiary could be subject to claims for amounts the FDIC actually loses in connection with the operation of or assistance granted to an affiliated depository institution in the event it were ultimately to be taken over by the FDIC. Accordingly, one of the Company's subsidiary banks could be subject to "cross-guarantee" claims by the FDIC for losses sustained by the FDIC in the event such agency is required to operate or assist the other subsidiary bank, or any insured depository institution which may be formed or acquired by the Company in the future.

The Improvement Act

    Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act") financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards developed by FDIC regulations. Under the Improvement Act, institutions must be classified in one of five defined categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). In the event an institution's capital deteriorates to the undercapitalized category or below, the Improvement Act prescribes an increasing amount of regulatory intervention, including the adoption by a bank of a capital restoration plan, a guarantee of the plan by its parent holding company and the placement of a hold on increases in assets, number of branches and lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. For well capitalized institutions, the Improvement Act provides authority for regulatory intervention when the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. For information concerning capital requirements applicable to the Company's subsidiary banks and their capital levels at December 31, 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations: Liquidity and Capital Resources." As set forth therein, under currently existing standards, the Company and both of its subsidiary banks are deemed to be "well capitalized".

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


The Riegle-Neal Act

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act") has eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies as of September 29, 1995. The law permitted interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Both Pennsylvania and New Jersey have adopted legislation permitting out-of-state bank holding companies unrestricted access to acquire Pennsylvania banks. The Pennsylvania legislation permits out-of-state banks to set up branches in Pennsylvania so long as their home state reciprocates by allowing Pennsylvania banks to open branches there. New Jersey has not yet adopted legislation to set an earlier effective date for the Riegle-Neal Act, although such legislation is currently pending. The Company anticipates that the effect of these new laws will be to increase competition within the markets in which the Company now operates, although the Company cannot predict the extent to which competition will increase in such markets or the timing of such increase.

ITEM 2. PROPERTY

     The Company and its subsidiary banks currently operate thirty retail branch offices, one loan production office and an operations center. In 1998, the Company occupied a new 13,000 square foot executive office. Twenty-seven of these offices occupy approximately 155,000 square feet and are leased under leases expiring between 1998 and 2011. During 1997, the Company paid aggregate rentals of $2.0 million under these leases. Six offices are owned and occupy approximately 27,000 square feet.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    None.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The Nasdaq Stock Market under the symbol "JEFF." The following table sets forth, on a quarterly basis, the high and low bid prices for the Company's common stock for the Company's two most recent fiscal years as reported by Nasdaq, together with quarterly dividend payment information for such period:


                                                                 Cash Dividends
    1996                            High            Low            Per Share
    ----                          -----------     -----------   ----------------
First Quarter                      $22.09          $20.19             $.12
Second Quarter                      21.85           21.14              .12
Third Quarter                       26.96           21.61              .12
Fourth Quarter                      27.08           25.41              .12

                                                                 Cash Dividends
    1997                            High            Low            Per Share
                                 -----------     -----------   ----------------
First Quarter                      $29.50          $26.50             .14
Second Quarter                      28.50           26.75             .17
Third Quarter                       38.38           28.25             .17
Fourth Quarter                      48.00           34.00             .19


As of March 16, 1998, there were approximately 3,000 holders of the Company's Common Stock.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial and operating information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere herein.

                                                                                  As of or for the Year Ended December 31,
                                                                        -----------------------------------------------------------
                                                                        1997          1996          1995        1994        1993
                                                                        ----          ----          ----        ----        ----
                                                                                   (dollars in thousands, except per share amounts)
Income Statement Data:
    Interest income ..............................................   $   94,136   $    85,204   $    74,276  $   54,462   $  46,832
    Interest expense .............................................       45,140        39,079        33,049      20,583      19,252
                                                                     ----------   -----------   -----------  ----------   ---------
    Net interest income ..........................................       48,996        46,125        41,227      33,879      27,580
    Provision for credit losses ..................................        3,600         5,023         3,986       1,857       2,519
                                                                     ----------   -----------   -----------  ----------   ---------
    Net interest income after provision for credit losses ........       45,396        41,102        37,241      32,022      25,061
    Non-interest income(1)(2) ....................................        9,649         7,305         6,969       5,814       5,879
    Non-interest expense .........................................       36,607        35,817        31,160      26,978      23,365
                                                                     ----------   -----------   -----------  ----------   ---------
    Income before income taxes, dividends on preferred stock,
        minority interest and cumulative effect of
            accounting change ....................................       18,438        12,590        13,050      10,858       7,575
    Income taxes(3) ..............................................        6,001         4,640         4,571       3,593       2,307
                                                                     ----------   -----------   -----------  ----------   ---------
    Income before dividends on preferred stock, minority interest
        and cumulative effect of accounting change ...............       12,437         7,950         8,479       7,265       5,268
    Dividends on preferred stock of subsidiary ...................         --            --            --          --           789
    Minority interest in net income of subsidiaries ..............         --            --            --          --         1,191
                                                                     ----------   -----------   -----------  ----------   ---------
    Income before cumulative effect of accounting change .........       12,437         7,950         8,479       7,265       3,288
    Cumulative effect of change in accounting for income taxes (3)                                                              485
              Net Income .........................................   $   12,437   $     7,950   $     8,479  $    7,265   $   3,773
                                                                     ==========   ===========   ===========  ==========   =========
Per Common Share Data:(4)
    Net income - basic ...........................................   $     2.50    $     1.63   $      1.87  $     1.72   $    1.50
    Net income - diluted .........................................         2.33          1.54          1.63        1.57        1.33
    Book value ...................................................        20.57         18.43         17.42       16.49       15.81
    Book value - diluted(5) ......................................        18.77         17.41         16.54       15.28       14.57
Balance Sheet Data:
    Total assets .................................................   $1,328,624    $1,127,174   $ 1,069,692  $  863,230   $ 740,706
    Total loans(6) ...............................................      909,725       829,587       774,491     634,472     533,987
    Allowance for credit losses ..................................      (12,769)      (13,734)      (14,991)     (8,986)     (6,867)
    Investment securities(7) .....................................      244,169       175,238       163,572      97,108     110,415
    Goodwill, net ................................................        4,435         8,776         8,978         809         135
    Deposits .....................................................      933,630       787,139       840,516     710,669     631,091
    Securities sold under repurchase agreements ..................       70,911        73,764        46,549      16,229      16,211
    FHLB advances ................................................      150,000       127,750        77,000      43,745      10,774
    Subordinated notes and debentures ............................       32,000        32,000         9,000       9,000       9,000
    Trust preferred securities ...................................       25,300          --            --          --          --
    Minority interest ............................................         --            --            --          --           437
    Convertible preferred stock and related surplus ..............         --            --            --        12,835      12,845
    Common shareholders' equity ..................................      102,855        91,281        85,038      62,330      53,054
Selected Operating Ratios:
    Return on average assets .....................................         1.04%          .74%          .92%        .96%        .87%
    Return on average common equity ..............................        12.89%         8.95%        10.74%      10.73%      10.76%
    Net interest margin ..........................................         4.51%         4.59%         4.82%       4.83%       4.45%
    Ratio of earnings to fixed charges ...........................          140%          132%          132%        138%        126%
    Dividend payout ratio ........................................        26.71%        30.15%        22.05%      16.63%       --
Selected Capital and Asset Quality Ratios:
    Equity/assets ................................................         7.74%         8.10%          7.95%       8.71%      8.90%
    Non-performing loans/total loans(8) ..........................         1.03%         1.36%          1.69%       1.83%      1.56%
    Non-performing assets/total loans and non-performing assets(9)         1.27%         1.78%          2.23%       2.76%      2.64%
    Allowance for credit losses/total loans ......................         1.40%         1.66%          1.93%       1.42%      1.29%
    Allowance for credit losses/non-performing assets(9) .........       110.12%        92.76%         86.22%      50.77%     48.15%
    Net charge-offs/average loans ................................          .53%          .79%           .58%        .50%       .42%

-----------
(1) Includes gain on sale of securities of $515,000 in 1997, $245,000 in 1996, $333,000 in 1995, $128,000 in 1994 and $376,000 in 1993.

(2) Effective October 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." Income resulting from the capitalization of mortgage servicing rights required by that pronouncement amounted to $554,000 in 1997, $279,000 in 1996 and $72,000 in 1995.

(3) Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." As a result of adopting SFAS No. 109, in 1993 the Company recognized a cumulative benefit of $485,000, or $.22 and $.15 respectively in basic and diluted earnings per share.

(4) The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods earnings per share calculations have been restated to reflect the adoption of SFAS No.
     128. Basic net income per share is based upon the respective weighted average number of common shares outstanding, as follows: 4,967,000
     (1997); 4,882,000 (1996); 3,936,000 (1995); 3,460,000 (1994) and
     2,166,000 (1993). Diluted net income per share in all years presented gives effect to the dilution resulting from stock options granted by the Company or acquired companies. Diluted net income per share in 1995, 1994 and 1993 gives effect to the increase in average shares that would have been outstanding, and the increase in net income applicable to common stock that would have resulted from, the assumed conversion of the Company's dilutive preferred stock. Per share amounts in all years have been adjusted to retroactively reflect prior stock dividends.

(5) Diluted book values in all years presented give effect to the dilution which results from stock options granted by the Company or acquired companies. Diluted book values in 1994 through 1993 give effect to the increase in average shares that would be outstanding, and the increase in common equity that would result from, the assumed conversion of the Company's dilutive convertible preferred stock.

(6)  Includes mortgage loans held for sale of $2,959,000 (1997), $725,000
     (1996), $484,000 (1995), $380,000 (1994) and $19.0 million (1993).

(7) Effective January 1, 1994, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The adoption had no effect on the Company's financial position or results of operations.

(8) Non-performing loans consist of non-accrual loans and renegotiated loans and exclude loans past due 90 days or more still accruing interest. Effective January 1, 1995, the Company adopted SFAS No. 114 "Accounting for Impairment of a Loan, as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The effect of adoption was not significant to the Company's financial position or results of operations.

(9) Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned and exclude loans past due 90 days or more still accruing interest.

(10) All acquisitions through December 31, 1996, have been accounted for under the purchase method of accounting and accordingly, the results of these entities' operations are included from their respective dates of acquisition. As a result of the 1997 acquisition of United Valley Bank, the financial statements have been restated to reflect the impact of United Valley Bank. Restatement was required as the transaction was accounted for under the pooling of interests method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All statements contained in this Form 10-K Annual Report that are not historical facts are based on current expectations. Such statements are forward-looking (as defined in the Private Securities Litigation Reform Act of
1995) in nature and involve a number of risks and uncertainties. Actual results may vary materially. The factors that could cause actual results to vary materially include: the ability of the Company to maintain profitable operations, the adequacy of the Company's allowance for credit losses, general business and economic conditions in the Company's primary lending and deposit-taking areas, future interest rate fluctuations, competition from various financial and non-financial businesses, the ability of the Company to remain in compliance with current regulatory provisions and any future changes in such provisions, the ability of the Company to continue to generate loans and to improve its net interest margin and other risks that may be described from time to time in the reports the Company is required to file with the Securities and Exchange Commission (the "Commission"). Undue reliance should not be placed on any such forward-looking statements.

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere herein.

Overview

    Net income of the Company increased to $12.4 million in 1997, from $8.0 million in 1996 and $8.5 million in 1995. The increases in net income reflected increases in net interest margin and other income. In addition, in 1997, the Company acquired United Valley Bank in a transaction accounted for as a pooling of interests, requiring the Company to restate its financial statements to include United Valley Bank income and expense and other financial information in all periods. As a consequence, the increase in net income in 1997 reflected savings resulting from the consolidation of United Valley Bank into the Company in 1997, and a reduced provision for credit losses for United Valley Bank loans. Net income in 1996 reflected the impact of a $1.5 million additional provision for credit losses for United Valley Bank. The $1.5 million increase in the provision reflected amounts provided to bring the United Valley Bank reserve to levels more consistent with industry-wide methodologies. Non-accrual loans were $9.4 million at December 31, 1997, compared to $11.3 million a year earlier. Non-performing assets amounted to $11.6 million at December 31, 1997 and $14.8 million at December 31, 1996(1). Non-performing assets reflected a decrease in other real estate owned to $2.2 million at December 31, 1997 from $3.5 million at December 31,1996(1) .

    As set forth in "Results of Operations - General", below, the Company's results of operations depend primarily on its net interest income. Reflecting increased loan balances resulting from internal growth and the acquisitions, the Company's net interest income increased in 1997 and 1996. Net interest income in 1997 increased approximately 6% over 1996 which increased 12% over 1995. The net interest margin, expressed as net interest income divided by average interest earning assets, decreased to 4.51% in 1997 from 4.59% in 1996 and 4.82% in 1995. While the prime rate and the Company's loan and investment yields generally rose in 1997 compared to 1996, the yield on interest bearing liabilities increased more, and resulted in the reductions in net interest margin. Increases in the proportion of lower yielding consumer loans (primarily indirect automobile), partially offset the impact of higher market interest rates. The increase in the yield on interest bearing liabilities reflected the issuance of $25.3 million of 9.25% trust preferred securities and increases in rates paid on certain promotional savings and money market accounts. The 1996 reduction in the net interest margin reflected the impact of a lower prime rate which contributed to lower loan yields. While yields on many categories of interest bearing liabilities were also lower, yields in other categories were increased due to competitive pressure, reducing the overall decrease in yield in savings and money market accounts. Further, the proportion of higher cost non-deposit funding increased, contributing to other increases in the cost of funds. In 1995, the Company maintained net interest margins at approximately the prior year's level by continuing to maintain interest rates on many core deposits at lower levels more consistent with industry averages, and as a result of growth in demand deposit balances. Total loans at December 31, 1997 increased 10% or $80.1 million over the prior year reflecting internal growth. Total loans at December 31, 1996 increased 7%, or $55.1 million over the prior year amount. Total loans at December 31, 1995 increased 22% or $140.0 million over the prior year amount. Of that increase, approximately $72.0 million resulted from the acquisition of Constitution Bank. As of December 31, 1997, the capital ratios of the Company's subsidiary banks significantly exceeded the "well-capitalized" standard established by regulatory authorities. See "Liquidity and Capital Resources", below.

-----------------------
(1) Non-accrual loans and non-performing assets exclude loans past due 90 days or more still accruing interest.

    In the first quarter of 1997, the Company issued $25.3 million of 9.25% junior subordinated deferrable interest debentures due March 31, 2027 to JBI Capital Trust I (the Trust), a Delaware Business Trust, in which the Company owns all of the common equity. The debentures are the sole asset of the Trust. The Trust issued $25 million of trust preferred securities to investors. Although the junior subordinated debentures will be treated as debt of the Company, they currently qualify for tier 1 capital treatment, subject to certain limitations. The Trust preferred securities are callable by the Company on or after March 31, 2002, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The Trust preferred securities must be redeemed upon maturity of the debentures in 2027. The debentures are the sole asset of the Trust. See "Liquidity and Capital Resources," below.

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

    Net Income. Net income was $12.4 million in 1997 compared to $8.0 million in 1996 and $8.5 million in 1995. The increases in net income in 1997 and 1996 reflect increases in net interest income which increased 6% and 12%, respectively, over prior year periods. These increases reflected the impact of increased loan balances, while net interest margins expressed as net interest income divided by average interest earning assets, decreased in 1997 and 1996 compared to respective prior years. While the prime rate and the Company's loan and investment yields generally rose in 1997 compared to 1996, the yield on interest bearing liabilities increased more, and resulted in the reductions in net interest margin. Increases in the proportion of lower yielding consumer loans (primarily indirect automobile), partially offset the impact of higher market interest rates. The increase in the yield on interest bearing liabilities reflected the issuance of $25.3 million of 9.25% trust preferred securities, and increases in rates paid on certain promotional savings and money market accounts. The 1996 reduction in the net interest margin reflected the impact of a lower prime rate which contributed to lower loan yields. While yields on many categories of interest bearing liabilities were also lower, yields in other categories were increased due to competitive pressure, reducing the overall decrease in yield in savings and money market accounts. Further the proportion of higher cost non-deposit funding increased, contributing to other increases in the cost of funds. Net interest margins were comparable in 1995 and 1994. In 1995, the Company maintained net interest margins at approximately the prior year's level by continuing to maintain interest rates on many core deposits at lower levels more consistent with industry averages, and as a result of growth in demand deposit balances. See "Net Interest Income and Average Balances", below. Repricing opportunities for loans and the shift in deposit base to lower cost demand, interest checking, savings and money market deposits served to increase net interest margins in 1994. In 1994, the Company had reduced its cost of funds to levels more consistent with industry averages by maintaining interest rates on many core deposits at or below their lowered prior year levels when rates had generally declined. The provision for credit losses amounted to $3.6 million in 1997, $5.0 million in 1996 and $4.0 million in 1995. The provision for credit losses in 1996 reflected the impact of a $1.5 million additional provision for credit losses for United Valley Bank. That increase was reflected in the restatement of the financial statements resulting from the pooling of interests method of accounting utilized for that acquisition. The $1.5 million increase in the provision reflected amounts provided to bring the United Valley Bank reserve to levels more consistent with industry-wide methodologies. See "Financial Condition - Provision for Credit Losses", below. In 1997 the gain on sales of residential mortgages totaled $1.1 million, compared to $419,000 in 1996, and reflected increases in the volume of residential mortgage loans generated. Increases in merchant credit card deposit fees during these periods were significantly offset by increases in related expense, reflected under non-interest expense as merchant credit card deposit expense. Other income was $1.5 million in 1997, compared to $903,000 in 1996 and $1.4 million in 1995. The $642,000 increase in 1997 compared to 1996 reflected $300,000 resulting from service charges instituted in 1997 on cash withdrawals from proprietary ATMs by non customers. The $503,000 decrease in other income in 1996 compared to 1995 reflected a $264,000 reduction in gains on the sale of other real estate owned. See "Results of Operations - Net Interest Income and Average Balances" and Non-Interest Income," below.

    Net Interest Income and Average Balances. Net interest income was $49.0 million in 1997, compared to $46.1 million in 1996 and $41.2 million in 1995. Yields on interest earning assets increased to 8.55% in 1997 from 8.44% in 1996, a difference of .11%. The increase in yields reflected a higher prime and other market interest rates, the effects of which were partially offset by an increased proportion of lower yielding indirect automobile loans (as compared to commercial loans). The cost of interest bearing liabilities also reflected increases in market interest rates and increased to 4.78% in 1997 from 4.59% in 1998, a difference of .19%. The increase in the yield on interest bearing liabilities reflected the issuance of $25.3 million of 9.25% trust preferred securities and increases in rates paid on certain promotional savings and money market accounts. Yields on interest earning assets decreased to 8.44% in 1996 from 8.67% in 1995, a difference of .23%, and reflected the impact of a lower prime and other market interest rates. While yields on certain categories of interest bearing liabilities were also lower, yields in other categories were increased due to competitive pressure, reducing the overall decrease in yield in savings and money market accounts. Further, the proportion of higher cost non-deposit funding increased, contributing to other increases in the cost of funds. Accordingly, the cost of interest bearing liabilities was 4.59% in 1996, compared to 4.66% in 1995. The ratio of higher cost non-deposit funding (consisting of securities sold under repurchase agreements, trust preferred securities, subordinated debentures and FHLB advances to deposits), also increased in 1997 and 1996 compared to 1995, generally increasing the Company's cost of funds. Expressed as a percentage of deposits, that ratio was 26% in 1997, 21% in 1996 and 12% in 1995. In 1995 the Company was able to maintain interest rates on certain core deposits at lower levels (relative to market rates) which were more consistent with industry averages, as it had done in 1994. Also in 1995, increases in demand deposits served to partially offset the impact of increases in the cost of interest bearing liabilities. Net interest margins of 4.82% in 1995 and 4.83% in 1994 were comparable. Repricing opportunities for loans and the shift in deposit base to lower cost demand, interest checking, savings and money market deposits served to increase net interest margins in 1994. In 1994 the Company had reduced its cost of funds to levels more consistent with industry averages by maintaining interest rates on many core deposits at or below their lowered prior year levels when rates had generally declined. However, the Company's cost of funds, which was high relative to the industry before 1994, may increase in the future. In addition to matching its local competitors' rates, which may fluctuate significantly, the Company has in the past and may in the future have a higher relative proportion of certificates of deposit or other higher rate funding sources, to fund loan growth or increase liquidity, which might serve to increase the cost of funds.

    The following tables present the average daily balances of assets, liabilities and shareholders' equity and the respective interest earned or paid on interest earning assets and interest bearing liabilities, as well as average rates for the periods indicated:


                                                                                     Year Ended December 31,
                                                    -------------------------------------------------------------------------------
                                                    1997                                      1996
                                                    --------------------------------------    -------------------------------------
                                                      Average                    Average       Average                     Average
                                                      Balance       Interest      Rate         Balance      Interest         Rate
                                                    -----------      ---------   -------      ---------     ---------      --------

                                                                               (dollars in thousands)
Assets:
Interest earning assets:
    Mortgages held for sale.....................       $ 4,079          $ 299      7.33%          $ 658          $ 47       7.14%
    Loans net of unearned discount(1)...........       858,136         79,118      9.22%(2)     792,219        72,638       9.17%(2)
    Allowance for credit losses.................       (13,452)                                 (14,275)
                                                    -----------      ---------                 ---------     ---------

    Loans, net.................................        848,763         79,417      9.36%        778,602        72,685       9.34%
    Investment Securities:
    Held to maturity:
        Taxable investment securities                                                               544            34       6.25%
        Non-taxable investment securities......            682             54      7.92%(2)         687            53       7.71%(2)
    Available for sale:
        Taxable investment securities...........       143,928          8,886      6.17%        168,851         9,828       5.82%
        Non-taxable investment securities.......        39,271          3,372      8.59%(2)       7,970           660       8.28%(2)
    Federal funds sold..........................        69,833          3,731      5.34%         42,821         2,324       5.43%
                                                    -----------      ---------                 ---------     ---------

Net interest earning assets.....................     1,102,477         95,460                   999,475        85,584
Cash and due from banks.........................        38,374                                   34,165
Accrued interest receivable.....................         7,436                                    6,759
Bank premises and equipment.....................        16,340                                   13,596
Other real estate owned.........................         3,073                                    4,158
Other assets....................................        23,192                                   21,304

Liabilities and Shareholders' Equity:
Deposits:
    Demand (non-interest bearing)...............     $ 132,512                                $ 125,435
    Interest checking...........................        80,673        $ 1,003      1.24%         73,063       $ 1,414       1.94%
    Savings and money market....................       256,538          8,895      3.47%        233,837         7,701       3.29%
    Time........................................       384,983         21,724      5.64%        376,472        20,875       5.54%
                                                    -----------      ---------                 ---------     ---------

        Total deposits..........................       854,706         31,622                   808,807        29,990
FHLB advances...................................        96,107          5,455      5.68%         69,271         3,854       5.56%
Subordinated notes and debentures...............        32,000          2,868      8.96%         26,565         2,401       9.04%
Trust preferred securities......................        22,868          2,119      9.27%
Securities sold under repurchase agreements             70,710          3,076      4.35%         71,805         2,834       3.95%
Accrued interest payable........................         9,810                                    8,771
Other liabilities...............................         8,176                                    5,387
Shareholders' equity:
    Common stock................................       $ 4,975                                  $ 4,877
    Preferred stock and related surplus.........             -                                        -
    Additional paid-in capital..................        67,565                                   61,327
    Retained earnings...........................        23,975                                   22,647
                                                    -----------      ---------                 ---------     ---------

        Total shareholders' equity..............      $.96,515                                 $ 88,851
                                                    -----------      ---------                 ---------     ---------

    Average total interest earning assets.......    $1,115,929        $95,460      8.55%    $ 1,013,750         85,584      8.44%
    Average total interest bearing liabilities..    $  943,879        $45,140      4.78%      $ 851,013         39,079      4.59%
                                                    -----------      ---------                 ---------     ---------

    Net yield on average interest earning
        assets (net interest margin)...........     $1,115,929        $50,320      4.51%    $ 1,013,750         46,505      4.59%
                                                    -----------      ---------              -----------      ---------

                                                                    Year Ended December 31,
                                                        ---------------------------------------------
                                                        1995
                                                        ---------------------------------------------
                                                          Average                        Average
                                                          Balance        Interest        Rate
                                                        ----------       --------
                                                                  (dollars in thousands)

Assets:
Interest earning assets:
    Mortgages held for sale.....................           $ 867           $ 69           7.96%
    Loans net of unearned discount(1)...........         703,334         65,715           9.34%(2)
    Allowance for credit losses.................         (11,100)
                                                       ----------       --------

    Loans, net.................................          693,101         65,784           9.49%
    Investment Securities:
    Held to maturity:
        Taxable investment securities                      4,199            233           5.55%
        Non-taxable investment securities......              632             49           7.75%(2)
    Available for sale:
        Taxable investment securities...........         100,654          5,433           5.40%
        Non-taxable investment securities.......           4,862            321           6.60%(2)
    Federal funds sold..........................          45,485          2,721           5.98%
                                                       ----------       --------

Net interest earning assets.....................         848,933         74,541
Cash and due from banks.........................          31,242
Accrued interest receivable.....................           5,566
Bank premises and equipment.....................          12,589
Other real estate owned.........................           6,080
Other assets....................................          14,159

Liabilities and Shareholders' Equity:
Deposits:
    Demand (non-interest bearing)...............       $ 119,034
    Interest checking...........................          63,906        $ 1,357           2.12%
    Savings and money market....................         203,110          6,719           3.31%
    Time........................................         355,719         20,211           5.68%
                                                       ----------       --------

        Total deposits..........................         741,769         28,287
FHLB advances...................................          49,646          2,927           5.90%
Subordinated notes and debentures...............           9,000            855           9.50%
Trust preferred securities......................
Securities sold under repurchase agreements               27,962            980           3.50%
Accrued interest payable........................           7,703
Other liabilities...............................           3,524
Shareholders' equity:
    Common stock................................         $ 4,534
    Preferred stock and related surplus.........          11,235
    Additional paid-in capital..................          44,492
    Retained earnings...........................          18,704
                                                       ----------       --------

        Total shareholders' equity..............        $ 78,965
                                                       ----------       --------

    Average total interest earning assets.......       $ 860,033         74,541           8.67%
    Average total interest bearing liabilities..       $ 709,343         33,049           4.66%
                                                       ----------       --------

    Net yield on average interest earning
        assets (net interest margin)...........        $ 860,033         41,492           4.82%
                                                       ----------       --------

(1) Non-accrual loans have been included in the appropriate average loan balance category, but interest on non-accrual loans has not been included for purpose of determining interest income.

(2) The interest earned on non-taxable loans and investment securities is shown on a tax equivalent basis assuming a marginal federal tax rate of 35% for all periods.

--------
(1) Non-accrual loans and non-performing assets exclude loans past due 90 days or more still accruing interest.

The following table presents a summary of the principal components of and changes in interest income and interest expense of the Company for the periods indicated:


                                                                                                     Change from Prior Year
                                                                                      ---------------------------------------------
                                                        Year Ended December 31,                1997                     1996
                                                  -------------------------------     ----------------------     ------------------
                                                    1997       1996        1995        Amount        Percent     Amount     Percent
                                                  --------   --------    --------     --------       -------    --------    -------
                                                                                    (dollars in thousands)

Interest Income:
Mortgages held for sale .......................   $    299   $     47    $     69     $    252          536%    $    (22)     (32%)
Interest and fees on loans ....................     78,993     72,500      65,583        6,493            9%       6,917       11%
Interest on investments securities:
     Held to maturity:
        U.S. Treasury securities ..............                               102                                   (102)    (100%)
        Federal agency obligations ............                    34         131          (34)        (100%)        (97)     (74%)
        State and municipal obligations .......         35         35          32                                      3        9%
     Available for sale:
        U.S. Treasury securities ..............      3,066      3,565       2,280         (499)         (14%)      1,285       56%
        Federal agency obligations ............      4,975      5,282       2,538         (307)          (6%)      2,744      108%
        State and municipal obligations .......      2,192        436         205        1,756          403%         231      113%
        Other .................................        845        981         615         (136)         (14%)        366       60%
Interest on federal funds sold ................      3,731      2,324       2,721        1,407           61%        (397)     (15%)
                                                  --------   --------    --------     --------                  --------

Total interest income .........................     94,136     85,204      74,276        8,932           10%      10,928       15%
                                                  --------   --------    --------     --------                  --------
Interest Expense:
     Deposits .................................     31,622     29,990      28,287        1,632            5%       1,703        6%
     FHLB advances ............................      5,455      3,854       2,927        1,601           42%         927       32%
     Subordinated notes and debentures ........      2,868      2,401         855          467           19%       1,546      181%
     Trust preferred securities ...............      2,119                               2,119          100%
     Securities sold under repurchase
        agreements ............................      3,076      2,834         980          242            9%       1,854      189%
                                                  --------   --------    --------     --------                  --------
Total interest expense ........................     45,140     39,079      33,049        6,061           16%       6,030       18%
                                                  --------   --------    --------     --------                  --------
Net interest income ...........................   $ 48,996   $ 46,125    $ 41,227     $  2,871            6%    $  4,898       12%
                                                  --------   --------    --------     --------                  --------

    The following table sets forth changes in net interest income attributable either to changes in volume (average balances) or to changes in average rate for interest earning assets and interest bearing liabilities:

                                                                   1997 Versus 1996                        1996 Versus 1995
                                                      -------------------------------------    -------------------------------------
                                                          Net                Due to                Net                Due to
                                                        Increase           Changes in           Increase            Changes in
                                                       (Decrease)       Volume         Rate    (Decrease)      Volume         Rate
                                                       ----------       ------         ----    ----------      ------       ----
                                                                             (in thousands)
Interest Income:
     Mortgages held for sale. . . . . . . . . . .. .       $ 252        $ 251           $ 1        $ (22)        $ (15)       $ (7)
     Loans. . . . . . . . . . . . . . . . . . . .. .       6,493        6,065           428        6,917         8,108      (1,191)
     Investments securities:
        Held to maturity:
            Taxable investment securities. . . .  . .        (34)         (34)                      (199)         (233)         34
            Non-taxable investment securities. .  . .                                                  3             3
        Available for sale:
            Taxable investment securities. . . .  . .       (942)      (1,430)          488        4,395         3,848         547
            Non-taxable investment securities. .  . .      1,756        1,747             9          231           158          73
     Federal funds sold                                    1,407        1,319            88         (397)         (154)       (243)
                                                      -----------   ----------   -----------   ----------  ------------  ----------

     Total increase (decrease) in interest income . .      8,932        7,918         1,014       10,928        11,715        (787)
                                                      -----------   ----------   -----------   ----------  ------------  ----------

Interest Expense:
     Interest checking. . . . . . . . . . . . . .. .        (411)         169          (580)          57           149         (92)
     Savings and money market. . . . . . . . . .  .        1,194          773           421          982         1,012         (30)
     Time deposits. . . . . . . . . . . . . . . .. .         849          477           372          664         1,131        (467)
     FHLB advances. . . . . . . . . . . . . . . .. .       1,601        1,522            79          927         1,081        (154)
     Subordinated notes and debentures. . . . . .. .         467          487           (20)       1,546         1,585         (39)
     Trust preferred securities. . . . . . . . .  .        2,119        2,119
     Securities sold under repurchase agreements.. .         242          (42)          284        1,854         1,716         138
                                                      -----------   ----------   -----------   ----------  ------------  ----------

Total increase (decrease) in interest expense. .  .        6,061        5,505           556        6,030         6,674        (644)
                                                      -----------   ----------   -----------   ----------  ------------  ----------

Changes in net interest income. . . . . . . . . ..       $ 2,871       $2,413         $ 458      $ 4,898       $ 5,041      $ (143)
                                                      ============  ==========   ===========   ==========  ============  ==========



    During 1997, average total interest earning assets totaled $1.1 billion, an increase of $102.2 million or 10% over 1996, as compared to an increase of $153.7 million or 18% in 1996 over 1995. The $102.2 million increase in 1997 reflected a $65.9 million increase in average loan balances, primarily in the consumer category, the majority of which is comprised of indirect automobile loans. Of the $153.7 million increase in 1996, $88.9 million resulted from increased average loan balances, and primarily reflected the full year impact in 1996 from the Constitution acquisition on August 4, 1995. The average rate on interest earning assets was 8.55% in 1997, 8.44% in 1996 and 8.67% in 1995. During 1997, average interest bearing liabilities totaled $943.9 million an increase of $92.9 million or 11% over 1996 compared to an increase of $141.7 million or 20% in 1996 from 1995. Of the $92.9 million increase in 1997, $30.3 million resulted from increases in interest checking, savings and money market accounts. Of the $141.7 million increase in 1996, $39.9 million resulted from increases in interest checking, savings and money market accounts. The average rate on interest bearing liabilities increased to 4.78% in 1997 after decreasing to 4.59% in 1996 from 4.66% in 1995.

    Non-Interest Income. The following table provides a summary of non-interest income:

                                                                   Year Ended December 31,
                                                        ---------------------------------------------
                                                          1997               1996               1995
                                                          ----               ----               ----
                                                                            (in thousands)
Service fees on deposit accounts. . . . . . . .        $ 3,378            $ 3,181            $ 2,768
Gain on sales of residential mortgages. . . . .          1,067                419                261
Gain on sales of investment securities. . . . .            515                245                333
Mortgage servicing fees . . . . . . . . . . . .            744                819                885
Merchant credit card deposit fees . . . . . . .          1,968              1,593              1,247
Credit card fee income  . . . . . . . . . . . .            432                145                 69
Other . . . . . . . . . . . . . . . . . . . . .          1,545                903              1,406
                                                    ----------         ----------         ----------
Total . . . . . . . . . . . . . . . . . . . . .        $ 9,649            $ 7,305            $ 6,969
                                                     ==========         ==========         ==========

     Total non-interest income for 1997 was $9.6 million, an increase of $2.3 million or 32% from 1996, which in turn had shown an increase of $336,000 or 5% from the prior year. Service fees on deposit accounts increased by 6% and 15% respectively in 1997 and 1996, as compared to the prior year periods and totaled $3.4 million in 1997. The increase in 1996 reflected the full year impact of the Constitution acquisition, and internal growth. Throughout the three year period ended 1997, there were no significant increases in service charge amounts. Thus, most of the increases resulted from increases in both volume of accounts and number of charges.

    Gains on the sales of residential mortgages for 1997 amounted to $1.1 million, an increase of $648,000 or 155% from 1996, which in turn had shown an increase of $158,000 or 61% from the prior year. The increase in 1997 over the prior year primarily reflected increases in the volume of residential mortgage loans generated. The increase in 1996 reflected the implementation of SFAS No. 122 "Accounting for Mortgage Servicing Rights" which mandated the recognition of income resulting from originated mortgage servicing rights and was effective with the fourth quarter of 1995. Resulting income for 1997, 1996 and 1995 was, respectively, $554,000, $279,000 and $72,000. The Company generally sells all the residential mortgage loans it originates under fixed price commitments from the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other entities. Gain on sales of residential mortgage loans is recognized at the time of the sale and substantially all such gains resulted from originated mortgage servicing rights and fees collected from borrowers.

     Sales of securities resulted in net gains of $515,000 in 1997, as compared to $245,000 in 1996 and $333,000 in 1995. In structuring the Company's investment portfolio, management attempts to lock in yields in the most advantageous rate environments. In 1997, 1996 and in the latter half of 1995, investment securities available for sale were sold and replaced with securities offering higher yields.

    Mortgage servicing fees were $744,000 in 1997, compared to $819,000 in 1996 and $885,000 in 1995. The decreases in 1997 and 1996 compared to respective prior years reflected the impact of lower average balances in the servicing portfolio with period end balances amounting to $243.3 million at December 31, 1997, $245.3 million at December 31, 1996 and $254.2 million at December 31, 1995. The reductions reflected paydowns and insignificant portfolio purchases in 1997 and 1996. At December 31, 1997 and 1996, the remaining unamortized purchase price amounts for mortgage servicing rights were $631,000 and $799,000, respectively, and are being amortized over the estimated lives of the portfolios. Originated mortgage servicing rights capitalized and recognized as income were $554,000, $279,000 and $72,000 respectively in 1997, 1996 and 1995. At December 31, 1997 and 1996, the remaining unamortized balance of capitalized mortgage servicing rights was $761,000 and $222,000, respectively.

     Credit card fee income, which includes interchange fees earned when cards are utilized for purchases and cash advances, totaled $432,000 in 1997, $145,000 in 1996 and $69,000 in 1995. Such fee increases were offset by increases in related expense, reflected under non-interest expense as credit card processing expense.

     Merchant credit card fees increased in 1997 as compared to 1996 which had increased significantly over 1995. Most of the increases, which resulted primarily from increases in volume, were offset by increases in related expense, reflected under non-interest expense as merchant credit card deposit expense.

     Other income was $1.5 million in 1997, compared to $903,000 in 1996 and $1.4 million in 1995. The $642,000 increase in 1997 compared to 1996 reflected $300,000 resulting from service charges instituted in 1997 on cash withdrawals from proprietary ATMs by non-customers. The $503,000 decrease in other income in 1996 compared to 1995 reflected a $264,000 reduction in gains on the sale of other real estate owned.

    Non-Interest Expense.   The following table provides a summary of
non-interest expense, by category of expense.

                                                                                         Year Ended December 31,
                                                                       ---------------------------------------------------------
                                                                          1997                     1996                  1995
                                                                          ----                     ----                  ----
                                                                                              (in thousands)
Non-interest expense:
     Salaries and employee benefits. . . . . . . . . . . . . .          $ 16,653                 $ 16,382              $ 13,954
     Occupancy expense . . . . . . . . . . . . . . . . . . . .             3,709                    3,847                 3,528
     Depreciation. . . . . . . . . . . . . . . . . . . . . . .             1,746                    1,692                 1,565
     FDIC insurance. . . . . . . . . . . . . . . . . . . . . .                98                       29                   826
     Data processing expense . . . . . . . . . . . . . . . . .               802                    1,235                 1,309
     Legal . . . . . . . . . . . . . . . . . . . . . . . . . .               792                      924                   702
     Stationary, printing, and supplies. . . . . . . . . . . .               849                      888                   675
     Shares tax. . . . . . . . . . . . . . . . . . . . . . . .               791                      751                   592
     Advertising . . . . . . . . . . . . . . . . . . . . . . .             1,008                    1,223                   700
     Other real estate owned maintenance expense . . . . . . .               201                      230                   362
     Loss on sale and write-downs of other real estate owned .               454                      500                   298
     Amortization of intangibles . . . . . . . . . . . . . . .             1,310                    1,262                   816
     Credit card origination expense . . . . . . . . . . . . .               490                      235                    85
     Credit card processing expense. . . . . . . . . . . . . .               577                      318                    96
     Merchant credit card deposit expense. . . . . . . . . . .             1,597                    1,218                   984
     Other . . . . . . . . . . . . . . . . . . . . . . . . . .             5,530                    5,083                 4,668
                                                                   =============            =============         =============
            Total. . . . . . . . . . . . . . . . . . . . . . .          $ 36,607                 $ 35,817              $ 31,160
                                                                   =============            =============         =============


    Total non-interest expense in 1997 was $36.6 million, an increase of $790,000 million or 2% over the $35.8 million in 1996, which had increased $4.7 million or 15% over 1995. Various categories of non-interest expense in 1997 were reduced as compared to prior years, which include United Valley Bank's expenses as a result of the restatement of financial statements required by the pooling of interests method of accounting. In 1997, certain such duplicative expenses were eliminated as noted below. These savings are reflected in the lower 2% increase in non-interest expense in 1997, as compared to the 15% increase in 1996, over respective prior years. Such savings in salaries and employee benefits, the largest component of non-interest expense, more than offset increases in the consumer loan department, branches and other areas in 1997, and that category of expense increased only $271,000 or 2% over the 1996 amount which had increased $2.4 million or 17% over 1995. The increase in salaries and employee benefits in 1996 over 1995 reflected the expansion of the commercial and consumer loan departments and the addition of new branches. Salaries and employee benefits in 1995 also reflected decreases in mortgage department staffing levels resulting primarily from reduced mortgage refinancing originations in that year.

    Reflected in 1997 salaries and employee benefits were a $290,000 increase attributable to the expansion of the consumer loan department and a $254,000 increase resulting from new branches. As noted, these and other increases were more than offset by savings from the consolidation of United Valley Bank. Of the 1996 increase in salaries and benefits of $2.4 million, $222,000 resulted from commercial loan department expansion, $124,000 resulted from consumer loan department expansion and $430,000 resulted from additional branches. Additionally, salaries and benefits attributable to United Valley Bank prior to acquisition by the Company increased approximately $1.0 million in 1996 compared to 1995. Significant amounts of that increase and other salaries and employee benefits were reduced in 1997 as previously noted. The increases in 1997 and 1996 also reflected annual merit increases which averaged 3% to 4.5%.

     Occupancy expense totaled $3.7 million in 1997 compared to $3.8 million in 1996 and $3.5 million in 1995. The $138,000 reduction in 1997 over the prior year reflected the termination of an office lease and the closure of two branches, resulting from the acquisition of United Valley Bank. The $319,000 increase in 1996 reflected the expense of a branch from the Constitution acquisition and four additional new branches. Depreciation expense was $1.7 million in 1997 and 1996 and $1.6 million in 1995. Increases reflected the impact of new branches.

     The FDIC insurance assessment for 1997 amounted to $98,000 compared to $29,000 in 1996 and $826,000 in 1995. The $797,000 reduction in 1996 resulted primarily from reductions in assessment rates. However, larger assessments may be re-instituted at any time, and may be subject to periodic increases or decreases.

     Data processing expense amounted to $802,000 in 1997, $1.2 million in 1996 and $1.3 million in 1995. The $433,000 reduction in 1997 over the prior year reflected an $84,000 data processing contractual termination penalty as well as approximately $268,000 of other data processing expense incurred by United Valley Bank in 1996, the majority of which was eliminated in 1997. The decrease also reflected reductions in data processing fees resulting from a new outsourcing contract.

     Legal expense amounted to $792,000 in 1997, $924,000 in 1996 and $702,000 in 1995. The $132,000 reduction in 1997 from the prior year reflects approximately $125,000 of legal expense incurred by United Valley Bank in 1996, the majority of which was eliminated in 1997. The $222,000 increase in 1996 over 1995 reflected legal fees on several unrelated matters.

     Stationery printing and supplies amounted to $849,000 in 1997, $888,000 in 1996 and $675,000 in 1995. The $213,000 increase in 1996 over the prior year reflected the impact of acquisitions and additional branch locations.

     The shares tax is a tax assessed in Pennsylvania in lieu of a state income tax. The tax is assessed at the rate of 1.25% against a six year moving average of shareholders' equity. Accordingly, increases in expense of $40,000 in 1997 and $159,000 in 1996 over the respective prior years reflected the impact of increases in shareholders' equity resulting from capital offerings, acquisitions and retained earnings.

     Advertising expense amounted to $1.0 million in 1997, $1.2 million in 1996 and $700,000 in 1995. The $215,000 reduction in 1997 over the prior year reflects reductions in various types of advertising programs. Of the $523,000 increase in 1996 over 1995, approximately $125,000 resulted from promotional expense in connection with credit card programs. Approximately $125,000 of the increase resulted from a one time advertising campaign promoting personal transaction accounts, and $65,000 of that increase resulted from introductory advertising of new telephone and computer banking services.

     Amortization of intangibles amounted to $1.3 million in 1997 and 1996 and $816,000 in 1995. Substantially all of the $446,000 increase in 1996 over 1995 resulted from the full year impact of the Constitution acquisition. Of that $446,000, a total of $208,000 resulted from increased related goodwill amortization, and $231,000 resulted from related core deposit intangibles amortization. Goodwill from acquisitions is being amortized over a fifteen year period.

     Credit card origination expense totaled $490,000 in 1997, $235,000 in 1996 and $85,000 in 1995. Increases in expense during these periods resulted primarily from amortization of increased direct account origination expenditures. Credit card processing expense totaled $577,000 in 1997, $318,000 in 1996 and $96,000 in 1995. Increases in expense during these periods resulted primarily from increases in the number of accounts and related volume.

     Merchant credit card deposit expense increased in 1997 as compared to 1996 which had increased significantly over 1995. Most of the increases, which resulted primarily from increases in volume, are offset by increases in related income, reflected under non-interest income as merchant credit card deposit fees.

     The Company's income tax provision was $6.0 million in 1997 compared to $4.6 million in 1996 and 1995. The effective income tax rate was 33% in 1997, 37% in 1996 and 35% in 1995. The decrease in the effective rate in 1997 compared to 1996 reflected increases in tax-exempt income. The increase in the effective income tax rate in 1996 compared to 1995 reflected increases in non-deductible amortization.

     Premises and equipment at December 31, 1997, reflected the purchase of approximately $1.6 million of hardware and software for a branch automation and sales tracking system, which had been implemented by the end of that year. A full year of related expenses will be realized beginning in 1998. Potential offsets to the related expense include salary savings, forms savings and the benefits of increased cross sales which are monitored by the system. Also reflected in premises and equipment was a $1.3 million expenditure for check imaging equipment and software which was paid for, but will not be implemented until 1998. Potential offsets to related expenses include salary and postage savings and additional service charge income.

    In 1998, the Company occupied a new main office, initially consisting of 13,000 square feet with an initial annual rental of $200,000.

Liquidity and Capital Resources

     Liquidity defines the ability of the Company to generate funds to support asset growth, meet deposit withdrawals, satisfy borrowing needs, maintain reserve requirements and otherwise operate on an ongoing basis. During the past three years, the liquidity needs of the Company have been primarily met by cash on hand, deposits in other banks, federal funds sold and the sale of investment securities. The Company invests its funds not needed for operations ("excess liquidity") primarily in daily federal funds and securities. Investment securities available for sale may be sold for liquidity purposes. Investment securities held to maturity are, after maturity, an additional source of liquidity.

     In addition to demand, interest checking and savings and money market deposit growth, the Company utilizes certificates of deposit to fund its loans. Amounts of such certificates have historically been generated by matching upper market Philadelphia-area certificate of deposit rates. Federal Home Loan Bank ("FHLB") overnight advances may also be utilized, as they may be less costly than other sources, and may be repaid or increased on a daily basis.

        The major source of funds for the Company's investing activities are cash inflows resulting from net increases in deposits. Advances from the FHLB are also periodically utilized. Net deposits increased $146.5 million in 1997 after decreasing $53.4 million in 1996 and increasing $29.6 million in 1995. The increase in 1997 reflected increases in savings, money market and time deposits resulting from the promotional rates offered for these instruments. The decrease in 1996 reflected seasonal fluctuations. Net increases in FHLB advances amounted to $22.3 million in 1997 as compared to $50.8 million in 1996 and $33.3 million in 1995. Funding was directed primarily at cash outflows required by net increases in loans of $83.1 million, $64.0 million and $65.7 million, respectively, in 1997, 1996 and 1995. Purchases of investment securities increased to $171.1 million in 1997, from $102.2 million in 1996 and $131.8 million in 1995. While substantially all securities are available for sale and therefore may be sold for liquidity purposes, $156.6 million of $244.2 million in total securities owned at December 31, 1997, consisted of either mortgage backed securities or state and municipal obligations. The majority of those securities were purchased in 1997 and have longer maturities and higher yields than the majority of securities purchased in prior years. Mortgage backed securities totaled $103.5 million at December 31, 1997 and generally had average lives of 5 years or more. State and municipal obligations at that date totaled $53.8 million and generally had maturities of 15 years or more. Cash flows in 1997 were increased through an offering of $25.3 million of 9.25% trust preferred securities. Cash flows in 1996 were increased through an offering of $23 million of 8.75% subordinated notes.

     Operating activities include cash outflows for residential mortgages originated for sale, which amounted to $46.2 million, $26.6 million and $20.5 million, respectively, in 1997, 1996 and 1995. Outflows for mortgages originated for sale are generally offset within 90 days by the receipt of related sales proceeds.

     The cash flow effects of the Constitution Bank acquisition in 1995 were excluded from the consolidated statements of cash flows and from the preceding discussion since they arose when that bank was independent of the Company.

     The Company knows of no adverse conditions which would impact the continued short or long term use of its cash inflows as heretofore described. To enhance liquidity, Jefferson PA maintains membership in the FHLB. Thus, it may obtain overnight funding in excess of 10% of its total assets at rates approximately .25% over daily federal funds rates by pledging first mortgage residential and other collateral against such advances. Longer term funding at rates approximately .40% over U.S. Treasury rates is also available although it is rarely utilized. As of December 31, 1997, the Company had outstanding $150.0 million of overnight advances, substantially all of which matured in January, 1998.

    Both the Company and its subsidiary banks are required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB (for the Company ) and FDIC (for the subsidiary banks). The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, institutions are expected to meet minimum ratios for "qualifying total capital" and tier 1 capital to risk-weighted assets of 8% and 4% respectively and a minimum leverage ratio (the ratio of Tier 1 capital to total average assets) of 3% plus an additional cushion of between 1% and 2%. As used in the guidelines, "Tier 1 capital" includes common shareholders' equity, certain qualifying perpetual preferred stock and qualifying trust preferred securities and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) include allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. The subordinated debt component of Tier 2 capital is reduced by 20% per year over the last five years of the term of the subordinated debt. The following table sets forth the regulatory capital ratios of the Company, Jefferson PA and Jefferson NJ as of December 31, 1997 and 1996, together with the minimum ratios required under the regulation for an institution to be deemed "well-capitalized":


                                                         Tier 1 Capital            Tier 1 Capital                  Total Capital
                                                        to Total Average          to Risk-Weighted               to Risk-Weighted
                                                          Assets Ratio              Assets Ratio                   Assets Ratio
                                                          December 31,              December 31,                   December 31,
                                                          ------------              ------------                   ------------
                                                    1997          1996           1997          1996            1997          1996
                                                    ----          ----           ----          ----            ----          ----

Entity:
The Company . . . . . . . . . . . . . . . . .       9.31%         7.26%        12.27%          9.87%          16.93%        15.08%
Jefferson PA. . . . . . . . . . . . . . . . .       7.14%         7.14%         9.61%          9.57%          14.33%        14.65%
Jefferson NJ. . . . . . . . . . . . . . . . .       7.04%         8.10%         9.23%         11.16%          13.57%        16.88%
"Well capitalized"  institution (under FDIC
      Regulations). . . . . . . . . . . . . .       5.00%         5.00%         6.00%          6.00%          10.00%        10.00%
---------------

    At December 31, 1997, both the Company's subsidiary banks were "well-capitalized" under FDIC regulations.

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

    The following table summarizes estimated repricing intervals for interest earning assets and interest bearing liabilities as of December 31,1997, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. To the extent loans presented in this table are on a demand basis, they are categorized as to maturity based upon their estimated amortization.

                                                         Within           Four to         One to        Three to          Over
                                                         Three             Twelve          Two            Five            Five
                                                         Months            Months         Years          Years            Years
                                                     ---------------   -------------   -----------    ------------    -------------
                                                                                    (dollars in thousands)
Interest earning assets:
     Federal funds sold                                    $ 92,200
     Investment securities:
         Available for sale:
            Taxable investment securities                     6,500        $ 34,436      $ 17,256        $ 13,753        $ 118,389
            Non-taxable investment securities                   375           1,219           251             295           51,013
         Held to maturity:
            Non-taxable investment securities                                                 262             195              225
     Mortgages held for sale                                  2,959
     Loans net of unearned discount                         382,484         139,440       120,866         189,643           74,333
                                                     ---------------   -------------   -----------    ------------    -------------
Total interest earning assets                               484,518         175,095       138,635         203,886          243,960
                                                     ---------------   -------------   -----------    ------------    -------------


Interest bearing liabilities:
     Savings, money market and interest checking             21,297          51,091        62,440         246,154
     Time deposits                                          206,565         161,295        24,296          15,526              656
     Securities sold under repurchase
          agreements                                         70,911
     FHLB advances                                          150,000
     Subordinated notes and debentures                            -                                                         32,000
     Preferred securities                                         -                                                         25,300
                                                     ---------------   -------------   -----------    ------------    -------------
Total interest bearing liabilities                          448,773         212,386        86,736         261,680           57,956
                                                     ---------------   -------------   -----------    ------------    -------------
Gap                                                        $ 35,745       $ (37,291)     $ 51,899       $ (57,794)       $ 186,004
                                                     ===============   =============   ===========    ============    =============
Cumulative gap                                             $ 35,745       $ ( 1,546)     $ 50,353        $ (7,441)       $ 178,563
                                                     ===============   =============   ===========    ============    =============
Gap to assets ratio                                               3%             (3%)           4%             (4%)             14%
Cumulative gap to assets ratio                                    3%              -             4%             (1%)             13%


--------------------------------------------------------
* Less than 1%.

    The method used to analyze interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets, e.g., adjustable rate loans, often have provisions which may limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals experienced by the Company in the event of a change in interest rates may deviate significantly from those assumed in calculating the data shown in the table. Finally, the ability of borrowers to service their debt may decrease in the event of an interest rate increase.

    The following table summarizes interest earning assets and interest bearing liabilities at December 31, 1997 by contractual maturity, except for savings, money market and interest checking. As in the above table which summarizes repricing intervals, contractual maturities of one day for those instruments have been modified as a result of the Company's and industry's experience with such accounts. The Company's historical experience with it's savings, money market and interest checking, has demonstrated core deposit retention notwithstanding that such instruments were not repriced during periods when market interest rates increased. In 1997, the Company reviewed such retention with an outside consulting firm which affirmed these characteristics based upon their studies. Accordingly, the company classifies significant portions of its savings, money market and interest checking as maturing and/or repriceable in periods as shown in the following table.

                           Within     Four to     One to    Two to      Three to    Four to      Over
                           Three      Twelve      Two       Three       Four        Five         Five                  Fair
                           Months     Months      Years     Years       Years       Years        Years      Total      Value
                           ------     -------     -----     -----       -----       -----        -----      -----      -----
                                                       (dollars in thousands)
Interest earning assets:

  Federal funds sold.     $ 92,200                                                                       $ 92,200   $ 92,200
                 (Rate)      5.50%                                                                           5.50%

Investment securities
Available for sale:
    Taxable investment
         securities..        6,500    $ 34,436   $ 17,256   $ 7,778      $ 3,914     $2,061    $118,389    190,334    190,334
                 (Rate)      6.24%       5.88%      6.20%     6.09%        5.87%      6.60%       6.80%      6.51%

  Non-taxable investment
        securities...          375       1,219        251       115                     180      51,013     53,153     53,153
                 (Rate)      6.59%       6.45%      6.08%     5.61%                   6.97%       8.08%      8.01%

Held to maturity:

   Non-taxable investment
        securities...                                 262                               195         225        682        699
                 (Rate)                             7.05%                             7.62%       7.62%      7.40%

Loans net of unearned
       discount            126,387     240,003    133,246   100,875       80,565     53,723     174,926    909,725    913,673
                 (Rate)      9.32%       8.89%       8.75%    8.70%        8.48%      8.86%       8.52%      8.82%
                         ---------   ---------   -------- ---------    ---------  ---------   ---------  ---------  ---------
  Total interest earning
      assets               225,462     275,658    151,015   108,768       84,479     56,159     344,553  1,246,094  1,250,059
                         ---------   ---------   -------- ---------    ---------  ---------   ---------  ---------  ---------

Interest bearing liabilities:

Savings. money market
    and interest
    checking                21,297      51,376     62,451    95,544       52,062     98,252                380,982    380,982
                 (Rate)      5.41%       3.25%      3.04%     3.28%        2.21%      1.93%                  2.86%

Time deposits........      206,565     161,295     15,872     8,424       11,569      3,051       1,562    408,338    408,338
                 (Rate)      5.61%       5.49%      5.55%     6.26%        7.17%      6.63%       6.53%      6.53%

 Securities sold under
    repurchase
    agreement               70,911                                                                          70,911     70,911
                 (Rate)      4.50%                                                                           4.50%

   FHLB advances.....      150,000                                                                         150,000    150,000
                 (Rate)      5.65%                                                                           5.65%

  Subordinated notes
    and debentures.                                                                              32,000     32,000     30,875
                 (Rate)                                                                           8.98%      8.98%
  Preferred Securities                                                                           25,300     25,300     23,782
                 (Rate)                                                                           9.25%      9.25%
                         ---------   ---------   -------- ---------    ---------  ---------   ---------  ---------  ---------
Total interest bearing
    liabilities            448,773     212,671     78,323   103,968       63,631    101,303      58,862  1,067,531  1,064,888
                         ---------   ---------   -------- ---------    ---------  ---------   ---------  ---------  ---------
 Gap..................   $(223,311)  $  62,987   $ 72,692 $   4,800    $  20,848  $ (45,144)  $ 285,691  $ 178,563  $ 185,171
                         =========   =========   ======== =========    =========  =========   =========  =========  =========
Cumulative gap.......    $(223,311)  $(160,324) $ (87,632)$ (82,832)   $ (61,984) $(107,128)  $ 178,563
                         =========   =========   ======== =========    =========  =========   =========  =========  =========
Gap to assets ratio..         (17%)         5%         5%         *           2%     (3%)           22%
Cumulative gap to assets
   ratio                      (17%)       (12%)       (7%)      (6%)         (5%)     (8%)          13%

Less than 1%.

Financial Condition

    General. Total average assets of the Company amounted to $1.2 billion in 1997, $1.1 billion in 1996, and $918.6 million in 1995, as restated to reflect the United Valley Bank acquisition. This amounted to a $111.4 million or 10% increase in 1997 over 1996, as compared with an increase of $160.9 million or 18% in 1996 over 1995. In 1997, increases reflected internal growth including increases in consumer loans which are comprised primarily of indirect automobile loans. In 1996, increases in average assets reflected the full year effect of the Constitution Bank acquisition. Total average assets increased during 1995 primarily as a result of the 1995 Constitution Bank acquisition and the full year effect of the 1994 Security First Bank and Bank of Chester County acquisitions. Regulatory capital in 1997 was increased by an offering of $25.3 million of 9.25% trust preferred securities. Regulatory capital was increased in 1996 by the $23.0 million offering of the Company's 8.75% subordinated notes. See "Liquidity and Capital Resources", above.

     Investment Portfolio. The following tables present the amortized cost and approximate market values for each major category of the Company's investment securities for securities, both held to maturity as well as securities available for sale.

                                                                                 December 31,
                                      ----------------------------------------------------------------------------------------------
                                           1997                           1996                            1995
                                         Amortized                      Amortized                       Amortized
                                           Cost           Market          Cost          Market            Cost            Market
                                                                                (in thousands)
Securities Held to Maturity:
U.S. Treasury securities . . . . . ..                                                                       $ 2,000         $ 1,999
Federal agency obligations   . . . ..                                                                         1,197           1,198
State and municipal obligations. . ..            $682           $699           $687           $701              692             711
                                      ---------------- --------------  ------------- --------------   --------------   ------------

Total investment securities
     held to maturity. . . . . . . ..            $682           $699           $687           $701          $ 3,889         $ 3,908
                                      ================ ==============  ============= ==============   ==============   ============


                                                                     December 31,
                                      ----------------------------------------------------------------------------------------------
                                            1997                           1996                            1995
                                         Amortized                      Amortized                       Amortized
                                           Cost           Market          Cost          Market            Cost            Market

Securities Available for Sale:
U.S. Treasury securities  . . . . . .       $ 42,489       $ 42,612       $ 68,580       $ 68,549         $ 61,528         $ 61,559
Federal agency obligations. . . . . .         21,060         21,148         37,127         37,201           50,598           51,123
Mortgage-backed securities . . . . ..        103,246        103,495         35,433         35,424           28,132           28,247
State and municipal obligations. . ..         51,215         53,153         15,334         15,580            4,523            4,555
Other securities. . . . . . . . . . .         23,012         23,079         17,794         17,797           14,188           14,199
                                      ---------------- --------------  ------------- --------------   --------------   -------------
Total investment securities
    available for sale. . . . . . . .      $ 241,022      $ 243,48       $ 174,268      $ 174,551        $ 158,969        $ 159,683
                                      ================ ==============  ============= ==============   ==============   =============

---------------
    Except for U.S. Treasury and Federal agency securities, investments in the securities of any one issuer do not exceed 10% of the total amount of investment securities held.

     To enhance liquidity and diversification of its interest earning assets, the Company has increased its portfolio of investment securities, primarily in U.S. Treasury and Federal agency securities. The Company has been increasing the average maturity of its investment portfolio by purchasing Federal agency mortgage-backed securities with average lives of five years or more, and municipal securities with maturities of fifteen years or longer.

    Investment securities with a carrying value of $93.3 million and $89.4 million at December 31, 1997 and 1996, respectively, were pledged to secure deposits of state and local governments, federal government agencies, and securities sold under repurchase agreements as required or permitted by law.

    The following table shows the contractual maturity distribution of the investment securities portfolio and the weighted average yield of such securities as of December 31, 1997:

                                                                After                After
                                                                One to              Five to               Over
                                          One Year  Average     Five     Average      Ten     Average      Ten    Average
                                          or less  Yield (1)    Years   Yield (1)    Years   Yield (1)    Years  Yield (1) Total
                                          -------  ---------    -----   ---------   -------  ---------    -----  -------  -------
                                                                           (dollars in thousands)
Held to Maturity:
U.S. Treasury securities . . . . .
Federal agency obligations . . . .
State and municipal obligations. .                              $ 457      7.29%   $ 225        7.62%                      $ 682
                                                                -----              -----                                   -----
     Total held to maturity. . . .                              $ 457              $ 225                                   $ 682
                                                               ======              =====                                  ======
       Weighted average yield (1)                                          7.29%                7.62%
                                                                           ----                 ====
Available for Sale:
U.S. Treasury securities. . . . .      $ 35,138       5.90%   $ 6,613      6.16%   $ 861        6.47%                    $42,612
Federal agency obligations. . . .         4,000       6.31%    17,148      6.17%                                          21,148
Mortgage backed securities. . . .           790       5.76%     6,520      6.13%   2,600        6.98%  $ 93,585    6.90% 103,495
State and municipal obligations .         1,594       6.48%       546      6.28%                         51,013    8.08%  53,153
Other securities. . . . . . . . .         1,008       5.79%       728      6.10%     220        8.58%    21,123    6.33%  23,079
                                   -------------              -------              -----               --------          -------
     Total available for sale . .      $ 42,530              $ 31,555            $ 3,681              $ 165,721         $243,487
                                   =============            =========            =======              =========         ========
      Weighted average yield (1)                     5.96%                6.16%                6.96%              7.19%
                                                     ====                 ====                 ====               ====

---------------
(1) Yields on tax-exempt obligations have been computed on a tax equivalent basis assuming a marginal federal tax rate of 35%.

    Loan Portfolio. In addition to continuing its historical emphasis on commercial loans the Company has increasingly emphasized consumer loans, especially indirect automobile loans. Accordingly, consumer loans, the majority of which are comprised of indirect automobile loans, grew to $247.9 million at December 31, 1997, or 52% more than the $162.7 million at December 31, 1996, which had increased 34% over the prior year end. Commercial based lending includes commercial loans, commercial mortgages, construction loans and direct financing leases. Total commercial based loans decreased to $566.5 million at December 31, 1997, or 4% less than the $591.5 million at December 31, 1996, which had increased 1% over the prior year end..

     The following table summarizes the loan portfolio of the Company by loan category and amount at December 31 for the past five years. The loan categories correspond to the Company's internal classifications. Net loans are stated at the amount of unpaid principal, and are net of unearned discount and unearned loan fees. Loans with a principal amount in excess of 2% of the Company's capital are generally considered to be "large" loans. By these standards, large loans were those exceeding $2.1 million, $1.8 million and $1.7 million at December 31, 1997, 1996 and 1995, respectively. Large loans as a percentage of total loans at December 31, 1997, 1996 and 1995 were 8%, 11% and 11%, respectively.

                                                                               December 31,
                                                   -------------------------------------------------------------------
                                                     1997          1996           1995           1994           1993
                                                   --------      --------       --------       --------       --------
Mortgages held for sale ........................   $  2,959      $    725       $    484       $    380       $ 19,009
                                                   --------      --------       --------       --------       --------

Commercial loans(1) ............................    259,027       283,107        270,700        236,630        196,528
Commercial mortgages ...........................    214,297       228,246        241,074        173,100        158,287
Construction loans .............................     74,496        66,182         62,405         50,182         38,427
Direct financing leases ........................     18,649        13,963         13,642         13,556          9,837
Consumer loans .................................    247,858       162,726        121,395         99,861         62,299
Credit cards ...................................     21,669         6,079          2,115            624            --
Residential mortgages ..........................     67,029        67,252         61,580         59,227         49,092
Overdrafts .....................................      3,741         1,307          1,096            912            508
                                                   --------      --------       --------       --------       --------
Net loans (before allowance for credit lossses)     906,766       828,862        774,007        634,092        514,978
                                                   --------      --------       --------       --------       --------
     Total net loans and mortgages held for sale   $909,725      $829,587       $774,491       $634,472       $533,987
                                                   ========      ========       ========       ========       ========

(1) Commercial loans secured by real property approximated $149.7 million, $165.5 million, $164.0 million, $150.2 million and $108.3 million respectively at December 31, 1997, 1996, 1995, 1994 and 1993.

    The following table summarizes the loan portfolio of the Company by loan category and amount at December 31, 1997 and corresponds to appropriate regulatory definitions.


                                                                                      Book Value
                                                                                    (in thousands)
Loans secured by real estate:
       Construction and land development ...........................................   $ 74,806
       Secured by 1-4 family residential properties ................................    205,433
       Secured by multifamily (5 or more) residential properties ...................     30,912
       Secured by non-family, non- residential properties ..........................    245,078
Commercial and industrial loans:
       To U.S. addresses (domicile)  ...............................................    109,357
Loans to individuals for household, family and other personal expenditures:
       Credit cards and related plans ..............................................     21,669
       Other .......................................................................    194,685
       Tax-exempt industrial development obligations ...............................      5,001
       All other loans .............................................................      4,136
       Lease financing receivables, net of unearned income .........................     18,648
                                                                                       ========
           Total ...................................................................   $909,725
                                                                                       ========



     The following table presents selected loan categories at December 31, 1997 by maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loans at variable rates include loans immediately repriceable, or repriceable at specified intervals (usually three years or less) in response to changes in specified indices.

                                                                  Period to Maturity
                                              Within           One to Five    After Five
                                              One Year          Years            Years          Total
                                              --------          -----            -----          -----
                                                                    (in thousands)
Commercial and commercial mortgages . .. .  $    174,552     $    193,084     $   105,688    $    473,324
Construction. . . . . . . . . . . . . .. .        59,192           15,304                          74,496
                                            =============    =============    ============   =============
               Total. . . . . . . . . .. .  $    233,744     $    208,388     $   105,688    $    547,820
                                            =============    =============    ============   =============

Amounts of loans:
       Loans at fixed rates. . . . . . . .                   $    111,801     $    38,518
       Loans at variable rates. . . . .. .                         96,587          67,170
                                                             =============    ============
               Total. . . . . . . . . .. .                   $    208,388     $   105,688
                                                             =============    ============


    The following table presents loans, including mortgages held for sale, as of December 31,1997 by maturity:

                                                         Period to Maturity
                                           Within          One to Five            After
                                          One Year            Years             Five Years        Total
                                        --------------    ---------------     -------------   -------------
                                                           (in thousands)
Mortgages held for sale  . . . . . . .  $       2,959                                         $      2,959
Loans at fixed rates . . . . . . . . .        148,186     $      271,726      $      82,691        502,603
Loans at variable rates. . . . . . . .        215,245             96,683             92,235        404,163
                                        ==============    ===============     =============   =============
               Total . . . . . . . . .  $     366,390     $      368,409      $     174,926   $    909,725
                                        ==============    ===============     =============   =============

    Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and accruing interest and is in the process of collection. Non-accrual loans were $9.4 million, $11.3 million, $13.1 million, $10.2 million and $6.8 million, respectively, at December 31, 1997, 1996, 1995, 1994 and 1993 (1). Non-performing assets including other real estate owned amounted to $11.6 million, $14.8 million, $17.4 million, $17.7 million and $14.3 million, respectively, at December 31, 1997, 1996, 1995, 1994 and 1993 (1). Of the $9.4 million in non-accrual loans (1) at December 31, 1997, $3.3 million resulted from the Constitution acquisition. Of the $11.3 million in non-accrual loans (1) at December 31, 1996, $2.6 million resulted from the Constitution acquisition. Of the $13.1 million in non-accrual loans at December 31, 1995, $3.0 million resulted from the Constitution acquisition, and $895,000 remained from other acquisitions. Activity in non-accrual loans in 1997 reflected $5.2 million of additions, $3.3 million of payments, $3.4 million of charge-offs, $357,000 of transfers to other real estate owned and $91,000 of loans returned to accrual status. Activity in 1996 reflected $5.0 million of additions, $619,000 of transfers to other real estate owned, $656,000 of returns to accrual status, $4.4 million of charge-offs and $1.2 million of payments. Loans past due 90 days or more still accruing amounted to $5.5 million in 1997, $4.5 million in 1996 and $6.9 million in 1995. The decreases in 1997 and 1996 as compared to 1995 reflect the elimination of substantially all amounts originally resulting from the Constitution acquisition. Although significant increases in non-accrual loans resulted from acquisitions, management believes that such loans are adequately reserved in the allowance for credit losses. See "Summary of Credit Loss Experience" below.

    Other real estate owned at December 31, 1997 totaled $2.2 million, compared to $3.5 million at December 31, 1996. The December 31, 1997 total included approximately $275,000 from the Constitution acquisition and no remaining amounts from other acquisitions. Activity in 1997 reflected additions of $2.1 million, sales and other receipts of $2.7 million and charge-offs and other write downs of $671,000. The December 31, 1996 total included approximately $625,000 from the Constitution acquisition. Activity in 1996 reflected additions of $4.1 million with sales and other receipts of $3.6 million and charge offs of $1.2 million. Other real estate owned at December 31, 1995 totaled $4.3 million, a decrease of $1.8 million from December 31, 1994. The balance at December 31, 1995 included $2.2 million of other real estate owned from the Constitution acquisition and insignificant amounts from other acquisitions.

    The following table presents the principal amounts of non-accrual and renegotiated loans (excluding loans past due 90 days or more and still accruing interest) at December 31 for the years 1997 through 1993 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest. Totals for other real estate owned are also presented.

                                                                                   December 31,
                                                              ---------------------------------------------------
                                                               1997        1996      1995       1994       1993
                                                              -------    -------    -------    -------    -------
                                                                              (dollars in thousands)
Loans accounted for on a non-accrual basis(1)  .....          $ 9,361    $11,269    $13,127    $10,240    $ 6,832
Loans renegotiated to provide a reduction or
    deferral of interest or principal ..............                                   --        1,367      1,493
                                                              -------    -------    -------    -------    -------
Total non-performing loans (1) .....................            9,361     11,269     13,127     11,607      8,325
                                                              -------    -------    -------    -------    -------
Other real estate owned ............................            2,235      3,537      4,260      6,093      5,937
                                                              =======    =======    =======    =======    =======
Total non-performing assets (1)  ...................          $11,596    $14,806    $17,387    $17,700    $14,262
                                                              =======    =======    =======    =======    =======
Non-performing loans/total loans(1)  ...............             1.03%      1.36%      1.69%      1.83%      1.56%
Non-performing assets/total loans and non-
    performing assets(1) ...........................             1.27%      1.78%      2.23%      2.76%      2.64%
Loans past due 90 days or more as to interest or
    principal payments still accruing interest and
    not included in non-accrual loans ..............          $ 5,452    $ 4,478    $ 6,898    $ 6,190    $ 4,564
                                                              =======    =======    =======    =======    =======

    Interest Accrual Policies. Interest income is accrued as it is earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions which may affect the borrower's repayment ability and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Loans on which the accrual of interest had been discontinued or reduced amounted to $9.4 million, $11.3 million and $13.1 million at December 31, 1997, 1996 and 1995, respectively. If interest on non-accrual loans (1) had been accrued, such income would have been approximately $931,000, $1.1 million and $774,000 for the years ended December 31, 1997, 1996 and 1995, respectively (1). At December 31, 1997 and 1996, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual.
---------------
(1) Excluding loans past due 90 days or more and still accruing interest.

    The balance of impaired loans was $9.4 million and $11.3 million respectively at December 31, 1997 and 1996. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $2.3 million and $3.7 million respectively at December 31, 1997 and 1996. The average recorded investment in impaired loans was $10.3 million in 1997 and the income recognized on impaired loans during 1997 was $-0-. The average recorded investment in impaired loans was $12.2 million in 1996 and the income recognized on impaired loans during 1996 was $-0-. Total cash collected on impaired loans during 1997 and 1996 was $3.3 million and $1.2 million respectively which was credited to the principal balance outstanding on such loans. Respective interest which would have been accrued on impaired loans during 1997 and 1996 was $931,000 and $1.1 million. The Company recognizes income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loans is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income.

    Provision for Credit Losses. The provision for credit losses is an amount charged against earnings to fund the reserve for possible future losses on existing loans. In order to determine the amount of the provision for credit losses, the Company conducts a quarterly review of the loan portfolio to evaluate overall credit quality. This evaluation consists of an analysis of individual loans and overall risk characteristics, the size of the different loan portfolios, current economic and market conditions, changes in non-performing loans, the capability of specific borrowers to repay specific loan obligations and current loan collateral values. The Company also considers past estimates of possible loan losses as compared with actual losses, potential problems relating to sizable loans and large loan concentrations (if any). As adjustments become identified, they are reported in earnings for the period in which they become known.

    The provision for credit losses was $3.6 million in 1997, as compared to $5.0 million in 1996 and $4.0 million in 1995. The ratio of the allowance for credit losses to total loans was 1.40%, 1.66% and 1.93% respectively at December 31, 1997, 1996 and 1995. The ratio of the allowance for credit losses to non-performing assets was 110%, 93% and 86% at December 31, 1997, 1996 and 1995. The ratio of the allowance for credit losses to non-accrual loans, including loans 90 days past due still accruing interest, was 86%, 87% and 75% at December 31, 1997, 1996 and 1995, respectively. The decrease in the allowance for credit losses to $12.8 million at December 31, 1997 from $13.7 million at December 31, 1996 reflected , among other factors, the 4% decrease in the commercial loan portfolio. The decrease in the December 31, 1996 allowance for credit losses to $13.7 million from $15.0 at December 31, 1995 reflects the charge off in the third quarter of 1996 of $3.9 million which had previously been recorded in the allowance for credit losses. The increase in the allowance in 1995 to $15.0 million reflects the $6.1 million allowance for credit losses resulting from Constitution Bank. The provision for credit losses of $3.6 million in 1997 compared with $5.0 million in 1996, $4.0 million in 1995, $1.9 million in 1994 and $2.5 million in 1993. The $1.0 million increase in 1996 compared to 1995 reflected a $1.5 million additional provision to bring the United Valley Bank allowance for credit losses to levels more consistent with industry wide methodologies. The increase was reflected in the restatement of the financial statements resulting from the pooling of interests method of accounting utilized for that acquisition. The $2.1 million increase in 1995 over the prior year in the provision for credit losses was required by the ongoing quarterly analyses of adequacy of the allowance for credit losses. The Company's charge offs, excluding the effect of all its acquisitions, amounted to $2.8 million in 1997, $5.6 million in 1996, $3.3 million in 1995 and $2.4 million in 1994. The $2.3 million increase in 1996 charge offs over 1995 reflected the charge off of amounts already reflected in the allowance for credit losses. The determination to charge off most of these amounts was a judgment that the collection process was more extended than anticipated. The majority of recoveries of $1.3 million in 1997, $1.1 million in 1996, $672,0000 in 1995, and $513,000 in 1994, resulted from loans originating in the portfolios of acquired banks.

    In 1993 and 1994, quarterly provisions for credit losses approximated budgeted amounts of $500,000 to $600,000. Quarterly provisions in 1995, excluding United Valley Bank, in chronological order, were $540,000, $615,000, $1,215,000 and $765,000. As noted above, the increases in these quarters were required by the ongoing quarterly analyses of adequacy of the allowance for credit losses. The $1,215,000 included a special provision of $500,000 resulting from a management decision to eliminate a problem credit by disposing of the underlying real estate collateral at the then current loss instead of pursuing a lengthy work out, as was previously intended. Chronological quarterly provision for 1996, excluding United Valley Bank, were $624,000, $703,000, $786,000 and $867,000 and reflected budgeted amounts, supported by ongoing quarterly analyses of adequacy of the allowance for credit losses. Provisions for United Valley Bank amounted to $2.0 million and included $1.5 million to bring levels in the allowance to levels more consistent with industry wide methodologies. Chronological quarterly provisions for 1997 were $825,000, $870,000, $945,000 and $960,000 and were consistent with budgeted amounts.

Summary of Credit Loss Experience. The following table summarizes the credit loss experience of the Company for each of the past five years:

                                                                            December 31,
                                                         ----------------------------------------------------
                                                           1997       1996       1995       1994       1993
                                                          =======    =======    =======    =======    =======
                                                                        (dollars in thousands)
Balance in allowance for credit losses
    at beginning  of year .............................   $13,734    $14,991    $ 8,986    $ 6,867    $ 6,468
                                                          =======    =======    =======    =======    =======

Loans charged-off:
     Commercial .......................................       957      1,914      2,816      1,198        736
     Construction .....................................      --          473       --          167       --
     Real estate mortgage .............................     3,140      4,272      1,588      1,768      1,274
     Credit card ......................................       835        160         16       --         --
     Installment and direct financing leases ..........       900        522        435        236        243
                                                          =======    =======    =======    =======    =======
        Total .........................................     5,832      7,341      4,855      3,369      2,253
                                                          =======    =======    =======    =======    =======

Recoveries:
     Commercial .......................................       216        109        265        309         73
     Construction .....................................      --         --         --         --            1
     Real estate mortgage .............................       956        901        437        196         31
     Credit card ......................................         9       --         --         --         --
     Installment and direct financing leases ..........        86         51         51         28         28
                                                          =======    =======    =======    =======    =======
        Total .........................................     1,267      1,061        753        533        133
                                                          =======    =======    =======    =======    =======

Net charge-offs .......................................     4,565      6,280      4,102      2,836      2,120
Purchase of Chester County ............................                                      2,434
Purchase of Security First ............................                                        664
Purchase of Constitution ..............................                           6,121
Provision charged to operations .......................     3,600      5,023      3,986      1,857      2,519
                                                          =======    =======    =======    =======    =======
Balance in allowance for credit losses at end of
     period ...........................................   $12,769    $13,734    $14,991    $ 8,986    $ 6,867
                                                          =======    =======    =======    =======    =======
Net charge-offs/average loans, net ....................      0.53%      0.79%      0.58%      0.50%      0.42%

     Management of the Company has not attempted to allocate specific portions of the allowance for credit losses to specific loan categories. However, the Company regularly monitors the credit-worthiness and financial condition of its significant borrowers, in all loan categories.

    The Company determines the level of its allowance for possible credit losses based on a number of factors. An analysis of individual commercial loans, commercial real estate, construction and other loans as well as internally classified loans is conducted and specific reserves are allocated for those credits which are determined to have weaknesses requiring such allocations. In addition, an analysis based upon historical loss experience is conducted. In this analysis, the Company applies its loss experience over the preceding eight fiscal quarters in each loan portfolio segment to the balance outstanding in such segment at the end of the period as to which the determination of allowance adequacy is being made, and uses this analysis as a predictor of future loss. In conjunction with the above analyses, the Company considers both internal and external factors which may affect the adequacy of the allowance for possible credit losses. Such factors may include, but are not limited to present and prospective industry trends and regional and national economic conditions, past estimates of possible loan losses as compared to actual losses, potential problems with sizable loans and large loan concentrations. The Board of Directors reviews management's assessments at least on a quarterly basis.

     Historically, the Company has not generally been an unsecured lender either to businesses or individuals, and most of its loans are secured by some form of collateral. However, exceptions may be made to this general operating philosophy from time to time. For most loans, which are collateralized, the primary risk element, other than fraud, relates to the market acceptability and value adequacy of the collateral securing the loans.

     Commitments. In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided by the Company as a service to customers with which the Company has other relationships. Commitments to extend credit amounted to $340.8 million and $218.6 million at December 31, 1997 and 1996, respectively. Outstanding letters of credit amounted to $11.5 million and $8.8 million at December 31, 1997 and 1996, respectively.

    Deposits. One of the primary components of sound growth and profitability is core deposit accumulation and retention. Core deposits consist of all deposits except public funds and certificates of deposit in excess of $100,000. Since core deposits exclude certificates of deposit issued in excess of $100,000, it is the Company's general policy to issue such certificates only to customers with which the Company has other relationships. At December 31, 1997, total deposits were approximately $933.6 million, an increase of approximately $146.5 million or 19% from December 31, 1996. The increase reflected inflows resulting from promotional rates on various deposit instruments. At December 31, 1996, total deposits were approximately $787.1 million, a decrease of approximately $53.4 million or 6% over 1995. The decrease between 1996 and 1995 year-end amounts reflected seasonal fluctuations. Year end core deposits as a percentage of total deposits were approximately 89% for 1997 and 1996 while the percentage of certificates of deposit in excess of $100,000 was 11% in those years.

    The following tables present the average balances and rates paid on deposits for each of the years 1997, 1996 and 1995:


                                                                           Year Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                   1997                          1996                             1995
                                       -----------------------------  -----------------------------   ------------------------------
                                         Average          Average        Average          Average        Average          Average
                                         Balance            Rate         Balance           Rate          Balance            Rate
                                       ------------      -----------  --------------    -----------   ---------------    -----------
                                                                       (dollars in thousands)
Demand (non-interest bearing). . .. .     $ 132,512                  $   125,435                        $ 119,034
Interest checking. . . . . . . . .. .        80,673          1.24%        73,063            1.94%          63,906            2.12%
Savings and money market . . . . .. .       256,538          3.47%       233,837            3.29%         203,110            3.31%
Time . . . . . . . . . . . . . . .. .       384,983          5.64%       376,472            5.54%         355,719            5.68%
                                       ============                  ===========                       ==========
        Total Deposits . . . . . .. .     $ 854,706                  $   808,807                        $ 741,769
                                       ============                  ===========                      ===========


     As of December 31, 1997, the Company had total time deposits of approximately $408.3 million. The following table summarizes the composition of these deposits.


                                                                                  Percentage of
                                                                                   Total Time
                                                              Amount                Deposits
                                                            ------------            --------
                                                                (dollars in thousands)
Certificates of deposits in excess of $100,000. . . . . .   $    98,626               24%
Individual retirement accounts. . . . . . . . . . . . . .        36,560                9%
Other time deposits. . . . . . . . . . . . . . . . . . .        273,152               67%
                                                            -----------            ------
         Total. . . . . . . . . . . . . . . . . . . . . .   $   408,338              100%
                                                            ===========            ======


    The remaining maturity of certificates of deposit of $100,000 or more as of December 31, 1997 is presented:


                                                           Amount
                                                        ------------
                                                       (in thousands)
Maturity:
Three months or less. . . . . . . . . . . .               $ 60,244
Three to six months. . . . . . . . . . . .                  14,831
Six to 12 months. . . . . . . . . . . . . .                 17,520
Over 12 months. . . . . . . . . . . . . . .                  6,031
                                                       ===========
         Total. . . . . . . . . . . . . . .               $ 98,626
                                                       ===========


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

     Year 2000. As a control over the potential disruption which might result from year 2000 computer malfunctions or failure of computer chips utilized in equipment, management is in process of rectifying non-compliant software and hardware systems throughout the institution. The bank's loan and deposit applications are serviced by Fiserv, a publicly held corporation which specializes in providing data processing services to financial institutions. Management is monitoring that company's execution of its plan to bring remaining applications into compliance. Fiserv's compliance is further under review by a third party firm and is scheduled for additional examinations through 1999. Management does not expect the costs of bringing the Company's system into year 2000 compliance to have a material adverse effect on the Company's financial condition, results of operation or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Item 7 Managements Discussion and Analysis of Financial Condition and Results of Operations

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Financial Statement Schedules are set forth at pages 31 to 65 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

              Report of Independent Certified Public Accountants


Board of Directors and Stockholders
JeffBanks, Inc.


         We have audited the accompanying consolidated balance sheets of JeffBanks, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JeffBanks, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





/s/ GRANT THORNTON LLP
-----------------------------

Philadelphia, Pennsylvania
January 15, 1998 (except for note 2, as
        to which the date is March 19, 1998)

                       JeffBanks, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,
                                                                                 --------------------------
                ASSETS                                                              1997            1996
                                                                                 ----------      ----------
                                                                                       (in thousands)
Cash and cash equivalents
   Cash and due from banks                                                       $   49,623      $   45,343
   Federal funds sold                                                                92,200          41,950
                                                                                 ----------      ----------
                                                                                    141,823          87,293
Investment securities available for sale                                            243,487         174,551
Investment securities held to maturity                                                  682             687
Mortgages held for sale                                                               2,959             725
Loans, net                                                                          893,997         815,128
Premises and equipment, net                                                          18,420          14,989
Accrued interest receivable                                                           7,518           7,299
Other real estate owned                                                               2,235           3,537
Goodwill, net                                                                         4,435           8,776
Other assets                                                                         13,068          14,189
                                                                                 ----------      ----------
            Total assets                                                         $1,328,624      $1,127,174
                                                                                 ==========      ==========
            LIABILITIES
Deposits
   Demand (non-interest bearing)                                                 $  144,310      $  137,361
   Savings, money market and interest checking                                      380,982         315,939
   Time deposits                                                                    309,712         249,787
   Time deposits, $100,000 and over                                                  98,626          84,052
                                                                                 ----------      ----------
                                                                                    933,630         787,139
Securities sold under repurchase agreements                                          70,911          73,764
FHLB advances                                                                       150,000         127,750
Subordinated notes and debentures                                                    32,000          32,000
Guaranteed preferred beneficial interest in the Company's subordinated debt          25,300            --
Accrued interest payable                                                             11,352           8,082
Other liabilities                                                                     2,576           7,158
                                                                                 ----------      ----------
            Total liabilities                                                     1,225,769       1,035,893
                                                                                 ----------      ----------
            SHAREHOLDERS' EQUITY
Common stock - authorized, 10,000,000 shares of $1.00 par value; issued and
   outstanding, 5,001,430 and 4,716,228 shares, respectively                          5,001           4,716
Additional paid-in capital                                                           71,101          64,030
Retained earnings                                                                    25,127          22,355
Net unrealized gain on securities available for sale                                  1,626             180
                                                                                 ----------      ----------
            Total shareholders' equity                                              102,855          91,281
                                                                                 ----------      ----------
            Total liabilities and shareholders' equity                           $1,328,624      $1,127,174
                                                                                 ==========      ==========


The accompanying notes are an integral part of these statements.

                       JeffBanks, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                          Year ended December 31,
                                                                     ---------------------------------
                                                                       1997         1996         1995
                                                                     -------      -------      -------
                                                                   (in thousands, except per share data)
Interest income
    Loans, including fees                                            $79,292      $72,547      $65,652
    Investment securities                                             11,113       10,333        5,903
    Federal funds sold                                                 3,731        2,324        2,721
                                                                     -------      -------      -------
                                                                      94,136       85,204       74,276
                                                                     -------      -------      -------
Interest expense
    Time deposits, $100,000 and over                                   5,254        5,002        4,478
    Other deposits                                                    26,368       24,988       23,809
    FHLB advances                                                      5,455        3,854        2,927
    Subordinated notes and debentures                                  2,868        2,401          855
    Trust preferred securities                                         2,119         --           --
    Securities sold under repurchase agreements                        3,076        2,834          980
                                                                     -------      -------      -------
                                                                      45,140       39,079       33,049
                                                                     -------      -------      -------
          Net interest income                                         48,996       46,125       41,227
Provision for credit losses                                            3,600        5,023        3,986
                                                                     -------      -------      -------
          Net interest income after provision for credit losses       45,396       41,102       37,241
                                                                     -------      -------      -------
Non-interest income
    Service fees on deposit accounts                                   3,378        3,181        2,768
    Gain on sales of residential mortgages                             1,067          419          261
    Gain on sales of investment securities                               515          245          333
    Mortgage servicing fees                                              744          819          885
    Merchant credit card deposit fees                                  1,968        1,593        1,247
    Credit card fee income                                               432          145           69
    Other                                                              1,545          903        1,406
                                                                     -------      -------      -------
                                                                       9,649        7,305        6,969
                                                                     -------      -------      -------
Non-interest expense
    Salaries and employee benefits                                    16,653       16,382       13,954
    Occupancy expense                                                  3,709        3,847        3,528
    Depreciation                                                       1,746        1,692        1,565
    FDIC expense                                                          98           29          826
    Data processing expense                                              802        1,235        1,309
    Legal                                                                792          924          702
    Stationery, printing and supplies                                    849          888          675
    Shares tax                                                           791          751          592
    Advertising                                                        1,008        1,223          700
    Other real estate owned maintenance expense                          201          230          362
    Loss on sale and write-downs of other real estate owned              454          500          298
    Amortization of intangibles                                        1,310        1,262          816
    Credit card origination expense                                      490          235           85
    Credit card processing expense                                       577          318           96
    Merchant credit card deposit expense                               1,597        1,218          984
    Other                                                              5,530        5,083        4,668
                                                                     -------      -------      -------
                                                                      36,607       35,817       31,160
                                                                     -------      -------      -------
          Income before income taxes                                  18,438       12,590       13,050
Income taxes                                                           6,001        4,640        4,571
                                                                     -------      -------      -------
          Net income                                                 $12,437      $ 7,950      $ 8,479
                                                                     =======      =======      =======
          Net income applicable to common stock                      $12,437      $ 7,950      $ 7,354
                                                                     =======      =======      =======
Per share data
    Net income per common share - basic                              $  2.50      $  1.63      $  1.87
    Net income per common share - diluted                            $  2.33      $  1.54      $  1.63





The accompanying notes are an integral part of these statements.

                       JeffBanks, Inc. and Subsidiaries

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                               Net unrealized
                                                                      Additional                  gain (loss)
                                                                       paid-in       Retained    on securities
                                     Common stock   Preferred stock    capital       earnings  available for sale   Total
                                     ------------   ---------------    -------       --------  ------------------   -----
                                                                          (in thousands)

Balance at January 1, 1995             $  3,428        $    186       $ 57,252       $ 15,558       $ (1,259)      $ 75,165

Net income                                 --              --             --            8,479           --            8,479

Purchase of Constitution Bank               107            --            2,075           --             --            2,182

Conversion of preferred stock               907            (186)          (822)          --             --             (101)

Issuance of common stock
    for 401(k) plan                          11            --              219           --             --              230

Cost to acquire minority interest
    in Jefferson Bank of
    New Jersey                             --              --              (15)          --             --              (15)

Cash dividends on preferred
     stock                                 --              --             --           (1,127)          --           (1,127)

Cash dividends on common
    stock                                  --              --             --           (1,621)          --           (1,621)

Warrants exercised                            8            --               94           --             --              102

5% stock dividend                           188            --            4,299         (4,487)          --             --

Net unrealized gain
    on securities available
    for sale                               --              --             --             --            1,744          1,744
                                       --------        --------       --------       --------       --------       --------

Balance at December 31, 1995              4,649            --           63,102         16,802            485         85,038

Net income                                 --              --             --            7,950           --            7,950

Issuance of common stock
    for 401(k) plan                          10            --              255           --             --              265

Cost to establish a dividend
    reinvestment plan                      --              --              (26)          --             --              (26)

Issuance of common stock
    for dividend reinvestment
    plan                                      7            --              166           --             --              173

Warrants exercised                           50            --              533           --             --              583

Cash dividends on common
    stock                                  --              --             --           (2,397)          --           (2,397)

Net unrealized loss
    on securities available
    for sale                               --              --             --             --             (305)          (305)
                                       --------        --------       --------       --------       --------       --------

Balance at December 31, 1996              4,716            --           64,030         22,355            180         91,281

                                                    (Continued)

                       JeffBanks, Inc. and Subsidiaries

                                                                                               Net unrealized
                                                                      Additional                  gain (loss)
                                                                       paid-in       Retained    on securities
                                     Common stock   Preferred stock    capital       earnings  available for sale   Total
                                     ------------   ---------------    -------       --------  ------------------   -----
                                                                          (in thousands)


Net income                           $    --         $    --        $    --         $  12,437       $    --         $  12,437

Issuance of common stock
    for 401(k) plan                         19            --              493            --              --               512

Issuance of common stock
    for dividend reinvestment
    plan                                     7            --              221            --              --               228

Warrants exercised                          22            --              251            --              --               273

Cash dividends on common
    stock                                 --              --             --            (3,322)           --            (3,322)

5% stock dividend                          237            --            6,106          (6,343)           --              --

Net unrealized gain
    on securities available
    for sale                              --              --             --              --             1,446           1,446
                                     ---------       ---------      ---------       ---------       ---------       ---------

Balance at December 31, 1997         $   5,001       $    --        $  71,101       $  25,127       $   1,626       $ 102,855
                                     =========       =========      =========       =========       =========       =========




The accompanying notes are an integral part of this statement.

                       JeffBanks, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year ended December 31,
                                                                     -----------------------------------------
                                                                          1997             1996          1995
                                                                     ---------       ---------       ---------
                                                                                   (in thousands)
Operating activities
    Net income                                                       $  12,437       $   7,950       $   8,479
    Adjustments to reconcile net income to net cash provided
          by operating activities
       Depreciation and amortization                                     4,099           3,947           3,123
       Provision for credit losses                                       3,600           5,023           3,986
       Gain on sales of investment securities                             (515)           (245)           (333)
       Mortgage loans originated for sale                              (46,200)        (26,602)        (20,497)
       Mortgage loan sales                                              43,966          26,361          20,394
       Increase in interest receivable                                    (219)           (275)           (940)
       Increase in interest payable                                      3,270             543             215
       Increase in other assets                                         (3,277)         (3,074)         (1,434)
       Increase in other liabilities                                     1,511           3,108             976
                                                                     ---------       ---------       ---------
              Net cash provided by operating activities                 18,672          16,736          13,969
                                                                     ---------       ---------       ---------
Investing activities
    Proceeds from sales of investment securities available
       for sale                                                         43,187          11,827          31,147
    Proceeds from maturities of investment securities available
       for sale                                                         60,795          74,205          37,431
    Proceeds from maturities of investment securities held to
       maturity                                                           --             3,196           4,018
    Purchases of investment securities available for sale             (171,104)       (102,226)       (131,817)
    Proceeds from sales of other real estate owned                       2,390           3,147           6,421
    Net increase in loans                                              (83,112)        (64,003)        (65,659)
    Cash of entities acquired                                             --              --             8,698
    Purchases of premises and equipment                                 (5,177)         (3,516)         (2,094)
                                                                     ---------       ---------       ---------
              Net cash used in investing activities                   (153,021)        (77,370)       (111,855)
                                                                     ---------       ---------       ---------
Financing activities
    Net increase (decrease) in deposits                                146,491         (53,377)         29,587
    Net (decrease) increase in repurchase agreements                    (2,853)         27,215          30,320
    Net proceeds from issuance of common stock                           1,013             995             215
    Proceeds from FHLB advances                                         22,250          50,750          33,255
    Proceeds from issuance of subordinated notes                          --            23,000            --
    Proceeds from issuance of preferred securities                      25,300            --              --
    Dividends paid on preferred stock                                     --              --            (1,127)
    Dividends paid on common stock                                      (3,322)         (2,397)         (1,621)
                                                                     ---------       ---------       ---------
              Net cash provided by financing activities                188,879          46,186          90,629
                                                                     ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                    54,530         (14,448)         (7,257)
Cash and cash equivalents at beginning of year                          87,293         101,741         108,998
                                                                     ---------       ---------       ---------
Cash and cash equivalents at end of year                             $ 141,823       $  87,293       $ 101,741
                                                                     =========       =========       =========





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

    The Banks operate as commercial banks offering a wide variety of commercial loans and, to a lesser degree, consumer credits, primarily indirect automobile loans. Their primary future strategic aim is to establish a reputation and market presence as the "small and middle market business bank" in their principal markets. The Company funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Additionally, the Company originates and, in limited amounts, purchases residential mortgage loans, and services such loans which are owned by other investors. Also, the Company serves as a processor of merchant credit card deposits. However, these activities are peripheral to the Company's core business of commercial and consumer lending, and represent less significant aspects of its operations, as determined by their net contributions to net income. Principal markets consist of Philadelphia and contiguous Pennsylvania and southern New Jersey counties.

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

    Basis of financial statement presentation

    The accounting and reporting policies of the Company and the Banks conform with generally accepted accounting principles and predominant practices within the banking industry. All intercompany balances and transactions have been eliminated. As a result of the merger with United Valley Bank as more fully described in note 2 below, the financial statements have been restated to reflect the impact of United Valley Bank. Restatement was required as the transaction was accounted for under the pooling of interests method of accounting.

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates implicit in these financial statements are as follows.






                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

    The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses; certain intangible assets, such as goodwill, core deposits and mortgage servicing rights; and other real estate owned. In connection with management's evaluation of the acquisition, it was determined that the deferred tax asset was more realizable than not. Accordingly, the deferred tax valuation account and goodwill were reduced by $3,668,000.

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

    Substantially all outstanding goodwill resulted from the acquisition of Constitution Bank, a central Philadelphia institution which had developed a compelling, if not predominant, market position of being the small business bank in Philadelphia. As the result of Constitution Bank's market penetration, JBPA had formulated its own strategy to create such a market role. Accordingly, implicit in the purchase of the Constitution Bank franchise was the acquisition of that role. However, if such benefits, including new business, are not derived or JBPA changes its business plan, estimated amortization may increase and/or a charge for impairment may be recognized.

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

    Direct origination costs for credit cards are capitalized and amortized over card terms to match related expense with future growth in balances and resulting income. However, if such growth in balances and income does not occur, estimated amortization may increase and/or a charge for impairment may be recognized.

    The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The adoption of SFAS No. 130 will not have a material effect on the presentation of the Company's financial position or results of operations.



                                 (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

    The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for all periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The adoption of SFAS No. 131 will not have a material effect on the presentation of the Company's financial position or results of operations.

    Financial instruments

    The FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of investment securities, loans and deposits.

    Investment securities

    The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held to maturity, trading or available for sale. Investments in debt securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments in debt securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are required to be recognized as a separate component of shareholders' equity and excluded from the determination of net income. The Company does not engage in security trading. Security transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

    Loans and allowance for credit losses

    Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts. Loss estimates for specified problem loans are also detailed.

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

    The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1995. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. Because the Company already recognized such reductions of value through its provision for credit losses, the adoption of SFAS No. 114, as amended by SFAS No. 118, did not have a material impact on the Company's financial condition or results of operations.

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

    Other real estate owned

    Other real estate owned, representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expense. Loans in the amount of $511,000 and $934,000 in 1997 and 1996, respectively, were made on competitive terms and in conformity with normal underwriting standards to facilitate the sale of other real estate owned.








                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

    Goodwill and core deposit intangibles

    Substantially all outstanding goodwill resulted from the acquisition of Constitution Bank and is being amortized on a straight-line basis over approximately 15 years. The unamortized balance at December 31, 1997 and 1996 was $3,958,000 and $8,243,000, respectively. In connection with management's evaluation of the realizability of its deferred tax assets associated with recent acquisitions, it was determined that the deferred tax asset was more realizable than not. Accordingly, the deferred tax valuation account and goodwill were reduced by $3,668,000.

    Additionally, as a result of the Constitution Bank acquisition in 1995, the Company recognized approximately $2,300,000 of core deposit intangibles which is being amortized on a straight-line basis over approximately seven years. The unamortized balance at December 31, 1997 and 1996 was $1,560,000 and $1,889,000, respectively.

    Other assets

    Deferred financing fees of $1,153,000, related to the issuance of trust preferred securities, were incurred in 1997 and are being amortized over the remainder of the 30-year term of the underlying obligations. The unamortized balance at December 31, 1997 was $1,121,000.

    Deferred financing fees of $1,368,000, related to the issuance of subordinated notes and debentures, are being amortized over the remainder of the original 10-year term of the instruments and are included in other assets. The unamortized balances at December 31, 1997 and 1996 were $1,061,000 and $1,206,000, respectively.

    Certain direct origination costs for credit cards are capitalized and are being amortized over a two-year or four-year period depending on the term of the credit card. At December 31, 1997 and 1996, the unamortized balance was $2,276,000 and $582,000, respectively.

    Mortgage servicing

    JBPA performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 1997 and 1996, JBPA was servicing approximately $243,294,000 and $245,329,000, respectively, of loans for others.

    During 1997, 1996 and 1995, the Banks purchased $-0-, $15,000 and $258,000, respectively, of mortgage servicing rights. Amortization is based upon the ratio of servicing fees earned during the period to total servicing fees expected over the estimated lives of the portfolios. Additional amortization is recognized when prepayments exceed expected amounts. Unamortized purchased mortgage servicing rights are included in other assets and amounted to $631,000 and $799,000 at December 31, 1997 and 1996, respectively. Amortization expense amounted to $168,000, $198,000 and $190,000 in 1997, 1996 and 1995, respectively. At December
    31, 1997 and 1996, JBPA maintained $466,000 and $460,000, respectively, of escrow balances associated with the servicing portfolio.

                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

    The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities. This statement is effective for transfers of financial assets, servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company originates mortgages under a definitive plan to sell or securitize those loans and allocates the cost of the loans to originated mortgage servicing rights and the loans based on relative fair values at the date of origination. Originated mortgage servicing rights of $554,000 and $279,000 for 1997 and 1996, respectively, resulted from the respective origination of $46,200,000 and $22,317,000 of mortgages in those years. Amortization on originated mortgage servicing rights is recognized in accordance with policies for purchased mortgages, as previously discussed. The unamortized balance of originated mortgage servicing rights at December 31, 1997 and 1996 was $761,000 and $222,000, respectively.

    Long-lived assets

    The Banks adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for the year ended December 31, 1996, which provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. The adoption of this new statement did not have a material impact on the Banks' financial position or results of operations.

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

    Restrictions on cash and due from banks

    The Banks are required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserves and cash balances at December 31, 1997 and 1996 were approximately $9,273,000 and $7,569,000, respectively.










                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

    Earnings per common share

    The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Prior periods' earnings per share calculations have been restated to reflect the adoption of SFAS No. 128.

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

    Statement of cash flows

    Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes was $3,172,000, $3,275,000 and $2,170,000 in 1997, 1996 and 1995,
    respectively. Cash paid for interest was $41,870,000, $38,799,000 and $33,334,000 in 1997, 1996 and 1995, respectively. Loans transferred to other real estate owned were $2,095,000, $4,188,000 and $6,097,000 in
    1997, 1996 and 1995, respectively.

    The consolidated statement of cash flows for the year ended December 31, 1995 excludes the effect of Constitution Bank, as that business combination did not involve related cash flows.

    Reclassifications

    Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

                       JeffBanks, Inc. and Subsidiaries

NOTE 2 - ACQUISITIONS AND MERGERS

    On March 19, 1998, the Company announced that, through JBPA, it had entered into a merger agreement with Regent National Bank (Regent), pursuant to which it would acquire that institution. Consummation of the merger is conditional upon required regulatory and shareholder approvals. Under the terms of the pending merger, each share of Regent common stock would be converted into .303 of a share of the Company's common stock, resulting in the issuance of 1,032,989 shares of the Company's common stock.

    In January 1997, the Company, through JBPA, completed a merger with United Valley Bank. Under the terms of the merger, each share of United Valley Bank common stock was converted into .339 of a share of the Company's common stock, resulting in the issuance of 749,278 shares of the Company's common stock. In addition, outstanding warrants to purchase the acquired institution's common stock were converted into warrants to purchase 255,381 shares of the Company's common stock, with an exercise price of $11.80 per share. This transaction was accounted for under the pooling of interests method of accounting.

    In August 1995, the Company, through JBPA, completed a merger with Constitution Bank. Under the terms of the merger, each share of Constitution Bank common stock was converted into .05909 of a share of the Company's common stock, resulting in the issuance of 106,456 shares of the Company's common stock. This transaction was accounted for under the purchase method of accounting. A total of $9,091,000 of goodwill and $2,300,000 of core deposit intangibles were recorded and are being amortized over 15 and 7 years, respectively.

NOTE 3 - INVESTMENT SECURITIES

    The amortized cost, gross unrealized gains and losses, and the estimated fair value of the Company's available for sale and held to maturity securities are as follows:


                                                                  1997
                                            --------------------------------------------------
                                                           Gross         Gross      Estimated
                                           Amortized    unrealized    unrealized      fair
                                              cost         gains        losses        value
                                            --------      --------      --------      --------
                                                              (in thousands)
    Available for sale
       U.S. Treasury securities             $ 42,489      $    125      $      2      $ 42,612
       Federal agency obligations             21,060            88          --          21,148
       Mortgage-backed securities            103,246           307            58       103,495
       State and municipal obligations        51,215         1,939             1        53,153
       Other securities                       23,012            68             1        23,079
                                            --------      --------      --------      --------
                                            $241,022      $  2,527      $     62      $243,487
                                            ========      ========      ========      ========
     Held to maturity
       State and municipal obligations      $    682      $     17      $   --        $    699
                                            ========      ========      ========      ========




                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES - Continued


                                                                  1996
                                            --------------------------------------------------
                                                           Gross         Gross      Estimated
                                           Amortized    unrealized    unrealized      fair
                                              cost         gains        losses        value
                                            --------      --------      --------      --------
                                                              (in thousands)
    Available for sale
      U.S. Treasury securities             $ 68,580      $     57      $     88      $ 68,549
      Federal agency obligations             37,127            91            17        37,201
      Mortgage-backed securities             35,433           141           150        35,424
      State and municipal obligations        15,334           265            19        15,580
      Other securities                       17,794             3          --          17,797
                                           --------      --------      --------      --------
                                           $174,268      $    557      $    274      $174,551
                                           ========      ========      ========      ========
    Held to maturity
      State and municipal obligations      $    687      $     14      $   --        $    701
                                           ========      ========      ========      ========

    The following table lists maturities of debt and equity securities at December 31, 1997 classified as available for sale and held to maturity:

                                                     Available for sale           Held to maturity
                                                   -----------------------      ---------------------
                                                                 Estimated                  Estimated
                                                   Amortized        fair        Amortized      fair
                                                      cost          value          cost        value
                                                    --------      --------      --------      --------
                                                                      (in thousands)

    Due in one year or less                         $ 41,686      $ 41,740      $   --        $   --
    Due after one year through five years             24,892        25,035           457           467
    Due after five years through ten years             1,051         1,081           225           232
    Due after ten years                               49,877        51,866          --            --
                                                    --------      --------      --------      --------
                                                     117,506       119,722           682           699
    Mortgage-backed securities                       103,246       103,495          --            --
    Federal Home Loan Bank of Pittsburgh stock        20,270        20,270          --            --
                                                    --------      --------      --------      --------
                                                    $241,022      $243,487      $    682      $    699
                                                    ========      ========      ========      ========

    Proceeds on sales of securities classified as available for sale were $43,187,000, $11,827,000 and $31,147,000 in 1997, 1996 and 1995,
    respectively. Realized gains and losses on sales of investment securities were $515,000 and $-0-; $245,000 and $-0-; and $334,000 and $1,000 in
    1997, 1996 and 1995, respectively.

    Tax-exempt interest income on state and municipal obligations classified as either investment securities or loans was $2,459,000, $727,000 and $495,000 in 1997, 1996 and 1995, respectively.



                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 3 - INVESTMENT SECURITIES - Continued

    Investment securities with an aggregate carrying value of approximately $93,285,000 and $89,442,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 - LOANS

    Major classifications of loans are as follows:

                                             1997            1996
                                          ---------       ---------
                                                (in thousands)

        Commercial                        $ 259,027       $ 283,107
        Commercial mortgage                 214,297         228,246
        Construction                         74,496          66,182
        Direct financing leases, net         18,649          13,963
        Consumer loans                      247,858         162,726
        Credit card                          21,669           6,079
        Residential mortgage                 67,029          67,252
        Overdrafts                            3,741           1,307
                                          ---------       ---------
                                            906,766         828,862
        Allowance for credit losses         (12,769)        (13,734)
                                          ---------       ---------

                                          $ 893,997       $ 815,128
                                          =========       =========
    Changes in the allowance for credit losses are as follows:

                                               1997           1996           1995
                                             --------       --------       --------
                                                         (in thousands)

        Balance at beginning of year         $ 13,734       $ 14,991       $  8,986
        Provision charged to operations         3,600          5,023          3,986
        Loans charged off                      (5,832)        (7,341)        (4,855)
        Recoveries                              1,267          1,061            753
        Purchase of Constitution Bank            --             --            6,121
                                             --------       --------       --------

        Balance at end of year               $ 12,769       $ 13,734       $ 14,991
                                             ========       ========       ========







                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 4 - LOANS - Continued

    The balance of impaired loans was $9,361,000 and $11,269,000 at December 31, 1997 and 1996, respectively. The Banks have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $2,250,000 and $3,733,000 at December 31, 1997 and 1996, respectively. The average recorded investment on impaired loans was $10,259,000 and $12,229,000 during 1997 and 1996, respectively, and the income recognized on impaired loans during 1997 and 1996 was $-0-. Total cash collected on impaired loans during 1997 and 1996 was $3,217,000 and $1,196,000, respectively, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during 1997, 1996 and 1995 was $931,000, $1,107,000 and $774,000, respectively.
    The Banks' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Banks recognize income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks; if these factors do not exist, the Banks will not recognize income.

    Loans past due 90 days or more as to interest or principal payments still accruing interest at December 31, 1997 and 1996 were $5,452,000 and $4,478,000, respectively. At December 31, 1997 and 1996, there were no commitments to lend additional funds to borrowers whose loans are classified as non-accrual.

    Loans totalling $188,000,000 and $159,000,000 at December 31, 1997 and
    1996, respectively, were pledged as collateral to secure advances from the Federal Home Loan Bank (FHLB).

NOTE 5 - PREMISES AND EQUIPMENT

    Premises and equipment are as follows:

                                                                                          1997             1996
                                                                       Estimated        --------          --------
                                                                      useful lives           (in thousands)
                                                                      ------------

       Land                                                               --           $   2,670         $   2,670
       Building                                                     10 to 40 years         3,990             3,913
       Furniture, fixtures and equipment                            5  to 12 years        18,124            14,227
       Leasehold improvements                                       5  to 20 years         8,056             7,823
                                                                                        --------          --------
                                                                                          32,840            28,633
       Accumulated depreciation                                                          (14,420)          (13,644)
                                                                                        --------          --------

                                                                                       $  18,420         $  14,989
                                                                                        ========          ========

                       JeffBanks, Inc. and Subsidiaries

NOTE 6 - DEPOSITS

    The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was $98,626,000 and $84,052,000 in 1997 and
    1996, respectively.

    At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

       1998                                              $368,136
       1999                                                24,296
       2000                                                11,569
       2001                                                 3,051
       2002 and thereafter                                  1,286
                                                        ---------
                                                         $408,338
NOTE 7 - DEBT                                            ========

    FHLB advances

    At December 31, 1997, JBPA had $150,000,000 in advances outstanding from the FHLB. Of that total, $148,000,000 was overnight advances with an interest rate of 5.65%. A total of $2,000,000 at 6.35% is repayable in March 1998. The maximum amount outstanding at any time was $150,000,000. For 1997, the average amount outstanding was $95,147,000, with a weighted average interest rate of 5.73%. At December 31, 1997, JBPA had approximately $27,006,000 in unused advances from the FHLB.

    At December 31, 1996, JBPA had $127,750,000 in advances outstanding from the FHLB. Of that total, $125,750,000 was overnight advances with an interest rate of 6.75%. A total of $2,000,000 at 6.35% is repayable in March 1998. The maximum amount outstanding at any month-end was $129,750,000. Maturing advances are generally renewed for periods ranging from one day to three months. For 1996, the average amount outstanding was $69,271,000, with a weighted average interest rate of 5.56%. At December 31, 1996, JBPA had approximately $23,000,000 in unused advances from the FHLB.

    Subordinated notes and debentures

    In March 1996, the Company issued $23,000,000 of 8.75% subordinated notes due April 1, 2006. The notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 1, 2001, at their stated principal amount plus accrued interest, if any. Interest is payable semi-annually on April 1 and October 1.









                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 7 - DEBT - Continued

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

    Guaranteed preferred beneficial interest in the Company's subordinated debt

    On February 5, 1997, the Company issued $25,300,000 principal amount of 9.25% junior subordinated deferrable interest debentures due March 31, 2027 (the debentures) to JBI Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all the common equity. The debentures are the sole asset of the Trust. The Trust issued $25,000,000 of Trust preferred securities to investors. The Company's obligations under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Trust preferred securities. Although the subordinated debentures will be treated as debt of the Company, they currently qualify for Tier 1 capital treatment, subject to certain limitations. The Trust preferred securities are callable by the Company on or after March 31, 2002, or earlier in the event the deduction of related interest for federal income taxes is prohibited, treatment as Tier 1 capital is no longer permitted or certain other contingencies arise. The Trust preferred securities must be redeemed upon maturity of the debentures in 2027.

NOTE 8 - SHAREHOLDERS' EQUITY

    On April 1, 1997, the Company declared a 5% common stock dividend, payable May 13, 1997. On January 17, 1996, the Company declared a 5% common stock dividend, payable March 15, 1996, in addition to its regular quarterly cash dividend. Quarterly cash dividends per common share totalled $.67 in 1997, $.48 in 1996 and $.39 in 1995.

    The Company's preferred stock was all converted into shares of the Company's common stock in October 1995. The number of shares of common stock which were issued on conversion was determined by dividing the original issue price of such preferred stock by the conversion price, as adjusted for the conversion of JBPA common stock into the Company's common stock and to reflect certain increases and decreases in the amount of common stock outstanding. Each share of Series B, 12%, $5,000 face value, and Series C, 11%, $5,000 face value, preferred stock was converted into common stock at a price of $17.10 per share. Each share of Series D, 9.5%, $1,000 face value, preferred stock was converted into common stock at a price of $11.00 per share. Each share of Series E, 8%, $20.00 face value, preferred stock was converted into common stock at a price of $16.00 per share. Additionally, each share of 9.5%, $1,000 face value, preferred stock was converted into common stock at a price of $13.50 per share. As a result of the above conversions, 906,930 shares of the Company's common stock were issued.

                       JeffBanks, Inc. and Subsidiaries

NOTE 9 - EARNINGS PER SHARE

    The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows (in thousands, except per share data):

                                                                      Year ended December 31, 1997
                                                             ----------------------------------------------
                                                               Income             Shares          Per share
                                                             (numerator)       (denominator)       amount
                                                             -----------       -------------      ---------
        Basic earnings per share
           Net income available to common stockholders         $12,437              4,967         $   2.50

        Effect of dilutive securities
           Options                                                --                  366             (.17)
                                                               -------            -------         --------

        Diluted earnings per share
           Net income available to common stockholders
               plus assumed conversions                        $12,437              5,333         $   2.33
                                                               =======            =======         ========

    Options to purchase 46,000 shares of common stock at $38.375 per share were outstanding during the year. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


                                                                      Year ended December 31, 1996
                                                             ----------------------------------------------
                                                               Income             Shares          Per share
                                                             (numerator)       (denominator)       amount
                                                             -----------       -------------      ---------
        Basic earnings per share
            Net income available to common stockholders         $7,950            4,882           $   1.63

         Effect of dilutive securities
            Options                                               --                280               (.09)
                                                                ------           ------           --------

         Diluted earnings per share
            Net income available to common stockholders
                plus assumed conversions                        $7,950            5,162           $   1.54
                                                                ======           ======           ========










                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 9 - EARNINGS PER SHARE - Continued

                                                                      Year ended December 31, 1995
                                                           ----------------------------------------------
                                                              Income           Shares          Per share
                                                           (numerator)      (denominator)       amount
                                                           -----------      -------------     ---------
        Basic earnings per share
           Net income available to common stockholders       $7,354            3,936           $   1.87

        Effect of dilutive securities
           Preferred dividends                                1,125            1,002               (.19)
           Options                                             --                260               (.05)
                                                             ------           ------           --------

        Diluted earnings per share
           Net income available to common stockholders
               plus assumed conversions                      $8,479            5,198           $   1.63
                                                             ======           ======           ========

NOTE 10 - INCOME TAXES

    An analysis of current and deferred income taxes is as follows:

                               1997             1996             1995
                              ------           ------           ------
                                           (in thousands)

        Current               $5,428           $3,136           $3,663
        Deferred                 573            1,504              908
                              ------           ------           ------
              Total           $6,001           $4,640           $4,571
                              ======           ======           ======

    The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                                1997               1996               1995
                                                              -------            -------            -------
                                                                            (in thousands)

        Tax at statutory rate                                 $ 6,269            $ 4,281            $ 4,437
        Increase (decrease) in taxes resulting from
           Tax-exempt loan and investment income                 (791)              (210)              (153)
           Non-deductible amortization                            389                397                151
           Other, net                                             134                172                136
                                                              -------            -------            -------

              Applicable income tax                           $ 6,001            $ 4,640            $ 4,571
                                                              =======            =======            =======






                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 10 - INCOME TAXES - Continued

    The net deferred tax liability consisted of the following:

                                                                         1997               1996
                                                                         ----               ----
                                                                             (in thousands)

        Allowance for credit losses                                    $ 3,389            $ 3,208
        Deferred loan fees                                                  80                116
        Allowance for real estate owned                                    655              1,055
        Purchased net operating loss carryforwards                       3,888              3,909
                                                                       -------            -------
                Total deferred tax assets                                8,012              8,288
        Deferred asset valuation allowance                              (2,748)            (6,348)
                                                                       -------            -------
                Net deferred tax asset                                   5,264              1,940
                                                                       -------            -------
        Accumulated depreciation                                        (2,183)            (1,988)
        Net unrealized gain on securities available for sale              (819)              (101)
        Other                                                              (52)               (28)
                                                                       -------            -------
                Total deferred tax liabilities                          (3,054)            (2,117)
                                                                       -------            -------
        Net deferred tax liability                                     $ 2,210            $  (177)
                                                                       =======            =======

    During 1997, management revised its estimate of the realizable deferred tax assets acquired as a result of the merger of Constitution Bank. The valuation allowance was reduced, resulting in an increase in the deferred tax assets at December 31, 1997 and a corresponding reduction in goodwill acquired in the merger. Similarly, based upon the Company's current and expected future taxable income levels, management revalued the deferred tax asset to reflect a 35% expected tax rate. This change increased the deferred tax asset and reduced deferred tax expense for 1997 by approximately $87,000.

NOTE 11 - EMPLOYEE BENEFIT PLANS

    The Company maintains an Employee Stock Ownership Plan for employees of the Banks. Contributions to this plan are made by the Company in amounts determined by the Board of Directors. Contributions by the Company amounted to $225,000, $215,000 and $201,000 in 1997, 1996 and 1995,
    respectively. Contributions are distributed to the Banks in proportion to their respective employee salaries.

    The Company maintains a 401(k) plan covering substantially all employees. The Company matches $.25 for each dollar contributed by participants up to an annual maximum of $2,000 per participant. The Company's matching contributions were $111,000, $95,000 and $78,000 in 1997, 1996 and 1995, respectively.

                       JeffBanks, Inc. and Subsidiaries

NOTE 12 - STOCK OPTIONS

    The Company maintains a Key Employee Stock Option Plan (the Plan). Under the Plan, options to purchase a maximum of 600,000 shares of the Company's common stock may be issued to executive officers and other key employees of the Company who occupy responsible managerial or professional positions and who have the capability of making a substantial contribution to the success of the Company, as selected by the Plan committee. Directors and independent contractors who, in the judgment of the Plan committee, have contributed to the success of the Company are also eligible to participate subject to certain limitations. Options granted under the Plan may be either qualified or non-qualified. Option prices must be 100% of fair market value of the shares on the date of grant and the exercise period may not exceed 10 years, except that, in the case of qualified options granted to persons holding 10% or more of the combined voting power of the Company, the option exercise price may not be less than 110% of the fair market value of the shares on the date of grant and the exercise period for any option may not exceed five years. Vesting of options granted under the Plan is determined by the Plan committee. The Plan committee has the right, in its discretion, to permit an optionee to be paid the difference between the option exercise price and the fair market value of the option shares on the date of option exercise. At December 31, 1997, options to purchase 137,750 shares under the Plan were authorized to be issued, but had not been granted.

    As a result of the United Valley Bank merger, there are 241,120 options outstanding which are reflected in the tables in this footnote.

    Under former plans of the Company and JBPA, there were exercisable options outstanding to purchase 66,150 shares of the Company's common stock at $13.61 per share and 32,242 shares at $13.19 per share at December 31, 1997, 1996 and 1995. No options were granted, exercised or expired during 1997, 1996 and 1995 under these former plans.

    Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                         1997           1996           1995
                                                                       -------         ------         ------

                                                                       (in thousands, except per share data)

       Net income                                  As reported         $12,437         $7,950         $7,354
                                                   Pro forma            11,412          7,865          6,796

       Net income per common share - basic         As reported            2.50           1.63           1.87
                                                   Pro forma              2.29           1.61           1.69

       Net income per common share - diluted       As reported            2.33           1.54           1.63
                                                   Pro forma              2.14           1.52           1.45

    These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.


                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 12 - STOCK OPTIONS - Continued

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 2.0% in 1997 and 2.5% for both 1996 and 1995; expected volatility of 15% in 1997 and 10% for both 1996 and 1995; risk-free interest rates of 6.42%, 6.19% and 6.28% in 1997, 1996 and 1995, respectively; and expected lives of 10 years for all three years.

    A summary of the status of the Company's option plans as of December 31, 1997, 1996 and 1995 and the changes during the years ending on those dates is represented below:

                                                  1997                      1996                    1995
                                            -----------------        -----------------        -----------------
                                                     Weighted                 Weighted                 Weighted
                                                      average                  average                  average
                                                     exercise                 exercise                 exercise
                                             Shares    price          Shares    price           Shares   price
                                            -------   ------         -------   ------         -------   ------

       Outstanding, beginning of year       662,591  $ 14.58         695,697  $ 14.21         594,148  $ 13.02
       Granted                              163,525    30.87          16,275    22.03         110,250    20.41
       Exercised                            (23,409)   11.24         (49,381)   11.24          (8,701)   11.24
                                            -------   ------         -------   ------         -------   ------
       Outstanding, end of year             802,707  $ 18.00         662,591  $ 14.58         695,697  $ 14.21
                                            -------   ======         -------   ======         -------   ======
       Options exercisable at year-end      802,707                  662,591                  695,697
                                            =======                  =======                  =======
       Weighted average fair value of
           options granted during the
           year                                      $  9.84                  $  5.61                  $  5.59
                                                      ======                  =======                  =======

    The following table summarizes information about options outstanding at December 31, 1997:

                            Options outstanding                                     Options exercisable
------------------------------------------------------------------------     -------------------------------
                                          Weighted
                        Number             average          Weighted             Number            Weighted
                    outstanding at        remaining          average         outstanding at         average
     Range of        December 31,        contractual        exercise           December 31,         exercise
exercise prices          1997            life (years)         price                1997               price
------------------- ------------------- ----------------- --------------     -------------------  ----------

$11.24 - $16.55         512,657              3.71            $ 13.35              512,657          $ 13.35
 20.41 -  30.25         240,950              8.47              23.99              240,950            23.99
          38.38          49,100              9.92              38.38               49,100            38.38
                        -------                                                   -------

                        802,707                                                   802,707
                        =======                                                   =======

                       JeffBanks, Inc. and Subsidiaries

NOTE 13 - RELATED PARTY TRANSACTIONS

    At December 31, 1997 and 1996, loans outstanding to certain officers and directors of the Company and their subsidiaries and companies in which they have material ownership amounted to $19,486,000 and $15,946,000, respectively. An analysis of activity in loans to related parties at December 31, 1997 and 1996 resulted in new loans of $11,510,000 and $10,394,000, respectively; reductions of $7,970,000 and $4,747,000, respectively, representing payments; and respective reductions of $-0- and $170,000, respectively, representing changes in the composition of related parties. Deposits of these individuals and their affiliated companies at December 31, 1997 and 1996 were $45,154,000 and $6,942,000, respectively.
    The majority of the related party deposits at December 31, 1997 were short-term in nature.

    The Banks lease premises from several limited partnerships whose partners are persons related to the Company. Rental expense under these leases was $355,000, $355,000 and $340,000 in 1997, 1996 and 1995, respectively.

    The Company incurred $589,000, $606,000 and $392,000 in 1997, 1996 and
    1995, respectively, in legal fees to Ledgewood Law Firm for legal services related to regulatory compliance, the lending function, leases, contract review, the acquisition of the minority interest in the Banks, capital offerings, the acquisitions of United Valley Bank, Constitution Bank, and Security First, and other matters. A member of the Board of the Company was also a principal of Ledgewood Law Firm; however, in 1996, the relationship was terminated.

    The Banks are parties to a management agreement with the Company under which the Company provides services in the areas of management, accounting, internal audit, loan review, marketing and advertising. Total charges for such services amounted to $2,752,000, $3,061,000 and $2,945,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These fees were eliminated in consolidation.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

    Operating leases

    The Company leases certain of its operating facilities under non-cancellable operating leases expiring in 1996 through 2011. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows (in thousands):

       Year ending December 31

                 1998                          $    2,362
                 1999                               2,062
                 2000                               1,965
                 2001                               1,891
                 2002                               1,796
                 Thereafter                         5,177
                                                ---------

                                                $  15,253
                                                =========


                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 14 - COMMITMENTS AND CONTINGENCIES - Continued

    Rental expense amounted to $2,054,000, $1,753,000 and $1,680,000 in 1997,
    1996 and 1995, respectively.

    Other

    In the normal course of business, the Banks have been named as defendants in several lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1997 and 1996 are outlined below.

    For cash and due from banks, the recorded book values of $141,823,000 and $87,293,000 at December 31, 1997 and 1996, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.











                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

    The net loan portfolio at December 31, 1997 and 1996 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

                                                                  1997                           1996
                                                         -------------------------      -------------------------
                                                         Carrying        Estimated      Carrying      Estimated
                                                          amount        fair value       amount        fair value
                                                         --------       ----------      --------      -----------
                                                                                (in thousands)

       Investment securities                              $244,169       $244,186       $175,238       $175,252
       Loans, including mortgages held for sale            896,956        913,673        815,853        815,084

    The estimated fair values of demand deposits (i.e. interest (checking) and non-interest bearing demand accounts, savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts of variable rate accounts and certificates of deposit approximate their fair values at the reporting date. The carrying amount of accrued interest payable approximates its fair value.

    The majority of all time deposits with stated maturities totalling $408,338,000 and $333,839,000 mature or reprice within one year of December 31, 1997 and 1996, respectively; therefore, the recorded book value of such deposits approximates its fair value.

    The recorded book balance of subordinated debentures of $32,000,000 at December 31, 1997 and 1996 had an approximate fair value of $30,875,000 and $32,500,000, respectively.

    The recorded book balance of the guaranteed beneficial interest in the Company's Trust preferred debt of $25,300,000 at December 31, 1997 had an approximate fair value of $23,782,000.

    The fair values of the FHLB advances totalling $150,000,000 and $127,750,000 are estimated to approximate their recorded book balances at December 31, 1997 and 1996, respectively.

    There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totalled approximately $352,294,000 and $227,427,000 at December 31, 1997 and 1996,
    respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.

                       JeffBanks, Inc. and Subsidiaries

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

    The Banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

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

    Unless noted otherwise, the Banks do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                         1997             1996
                                                                                       --------           --------
                                                                                              (in thousands)

        Financial instruments whose contract amounts represent credit risk
           Commitments to extend credit                                                $340,810           $218,578
           Standby letters of credit and financial guarantees written                    11,484              8,849

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

    Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1997 and 1996 varies up to 100%.






                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK - Continued

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

NOTE 17 - REGULATORY MATTERS

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

    The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Banks' consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.




                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 17 - REGULATORY MATTERS - Continued

    Quantitative measures established by regulations to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and core capital (as defined in the regulations) to risk-weighted assets, and of core capital to adjusted assets. Management believes, as of September 30, 1997, that the Banks meet all capital adequacy requirements to which they are subject.

    As of December 31, 1997, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, core risk-based and core leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    As of December 31, 1997 and 1996, the Company and the Banks had the following capital ratios:

                                                                                                             To be well
                                                                                                          capitalized under
                                                                           For capital                    prompt corrective
                                              Actual                    adequacy purposes                 action provisions
                                      ---------------------           --------------------               ------------------
                                      Amount          Ratio           Amount         Ratio               Amount        Ratio
                                      ------          -----           ------         -----               ------        -----


       As of December 31, 1997
          Total capital
              (to risk-weighted
              assets)
                 Company             $158,788         16.93%         $ 75,021         8.00%             $ 93,777          N/A
                 JBPA                 120,418         14.33            67,209         8.00                84,011        10.00%
                 JBNJ                  10,754         13.57             6,338         8.00                 7,922        10.00
          Tier I capital
              (to risk-weighted
              assets)
                 Company              115,053         12.27            37,511         4.00                56,266          N/A
                 JBPA                  80,754          9.61            33,604         4.00                50,406         6.00
                 JBNJ                   7,311          9.23             3,169         4.00                 4,753         6.00
          Tier I capital
              (to average assets)
                 Company              115,053          9.31            49,417         4.00                61,772          N/A
                 JBPA                  80,754          7.14            45,266         4.00                56,582         5.00
                 JBNJ                   7,311          7.04             4,151         4.00                 5,189         5.00





                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 17 - REGULATORY MATTERS - Continued

                                                                                                             To be well
                                                                                                          capitalized under
                                                                           For capital                    prompt corrective
                                              Actual                    adequacy purposes                 action provisions
                                      ---------------------           --------------------               ------------------
                                      Amount          Ratio           Amount         Ratio               Amount        Ratio
                                      ------          -----           ------         -----               ------        -----


       As of December 31, 1996
          Total capital
              (to risk-weighted
              assets)
                 Company             $122,181         15.08%         $ 64,832         8.00%             $ 81,040        N/A
                 JBPA                 111,308         14.65            60,802         8.00                76,003      10.00%
                 JBNJ                   9,912         16.88             4,698         8.00                 5,872       10.00
          Tier I capital
              (to risk-weighted
              assets)
                 Company               80,007          9.87            32,416         4.00                48,624         N/A
                 JBPA                  72,760          9.57            30,401         4.00                45,602        6.00
                 JBNJ                   6,554         11.16             2,349         4.00                 3,527        6.00
          Tier I capital
              (to average assets)
                 Company               80,007          7.26            44,089         4.00                55,111         N/A
                 JBPA                  72,760          7.14            40,767         4.00                50,959        5.00
                 JBNJ                   6,554          8.10             3,236         4.00                 4,046        5.00

                       JeffBanks, Inc. and Subsidiaries

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

    The condensed financial information for JeffBanks, Inc. (parent company only) is as follows:

                           CONDENSED BALANCE SHEETS

                                                                      December 31,
                                                              ---------------------------
                                                                1997               1996
                                                              --------           --------
                                                                     (in thousands)

    Assets
       Cash                                                   $    920           $    713
       Equity investment in the Banks                          126,452             90,588
       Investment in the Banks' subordinated notes              23,000             23,000
       Investment in securities available for sale                 848                100
       Accrued interest receivable                                 510                503
       Premises and equipment, net                                 129                177
                                                              --------           --------
                                                              $151,859           $115,081
    Liabilities and shareholders' equity                      ========           ========
       Subordinated notes                                     $ 23,000           $ 23,000
       Minority interest in consolidated subsidiary             25,300               --
       Accrued interest payable                                    503                503
       Other liabilities                                           201                297
                                                              --------           --------
                                                                49,004             23,800
                                                              --------           --------
    Shareholders' equity
       Common stock                                              5,001              4,716
       Additional paid-in capital                               71,101             64,030
       Retained earnings                                        25,127             22,355
       Net unrealized gain on investment securities
          available for sale                                     1,626                180
                                                              --------           --------
                                                               102,855             91,281
                                                              --------           --------
                                                              $151,859           $115,081
                                                              ========           ========










                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                        CONDENSED STATEMENTS OF INCOME

                                                                                Year ended December 31,
                                                                     -------------------------------------------
                                                                       1997              1996              1995
                                                                     -------           -------           -------
                                                                                    (in thousands)
    Income
      Dividends from the Banks                                       $ 3,330           $ 2,356           $ 2,749
      Interest income from the Banks                                   4,132             1,542              --
      Interest from investment securities                                 33              --                --
      Management service fees from the Banks                           2,752             3,061             2,945
                                                                     -------           -------           -------

          Total income                                                10,247             6,959             5,694
                                                                     -------           -------           -------

    Expenses
      Interest on subordinated notes                                   2,013             1,542              --
      Interest on preferred securities                                 2,119              --                --
      Salaries and employee benefits                                   1,053             1,189             1,046
      Occupancy expense                                                   57                55                56
      Depreciation                                                        48                49                40
      Data processing expense                                            691               930             1,073
      Advertising                                                        326               453               312
      Insurance                                                          316               345               351
      Other                                                               63                40                73
                                                                     -------           -------           -------

          Total expenses                                               6,686             4,603             2,951
                                                                     -------           -------           -------

          Income before provision for income taxes and
               equity in undistributed net income of the
               Banks                                                   3,561             2,356             2,743

    Provision for income taxes                                            79              --                --
                                                                     -------           -------           -------

          Income before equity in undistributed net income
               of the Banks                                            3,482             2,356             2,743

    Equity in undistributed net income of the Banks                    8,955             5,594             5,736
                                                                     -------           -------           -------

    Net income                                                       $12,437           $ 7,950           $ 8,479
                                                                     =======           =======           =======

    Net income applicable to common stock                            $12,437           $ 7,950           $ 7,352
                                                                     =======           =======           =======



                                  (Continued)

                       JeffBanks, Inc. and Subsidiaries

NOTE 18 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY - Continued

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Year ended December 31,
                                                                       ------------------------------------------------
                                                                         1997                1996                1995
                                                                       --------            --------            --------
                                                                                       (in thousands)
    Operating activities
       Net income                                                      $ 12,437            $  7,950            $  8,479
       Adjustments to reconcile net income to net cash
              provided by operating activities
           Depreciation and amortization                                     48                  49                  40
           Equity in undistributed net income of the Banks               (8,955)             (5,594)             (5,736)
           (Decrease) increase in other liabilities                        (142)                126                  69
           Decrease in other assets                                          41                --                  --
                                                                       --------            --------            --------

                 Net cash provided by operating activities                3,429               2,531               2,852
                                                                       --------            --------            --------

    Investing activities
       Purchases of premises and equipment                                 --                  --                  (144)
       Purchases of investment securities available for sale               (694)               (100)               --
                                                                       --------            --------            --------

                 Net cash used in investing activities                     (694)               (100)               (144)
                                                                       --------            --------            --------

    Financing activities
       Dividends paid on preferred stock                                   --                  --                (1,127)
       Dividends paid on common stock                                    (3,322)             (2,397)             (1,621)
       Proceeds from issuance of common stock                               794                 438                 230
       Costs to acquire minority interest in JBNJ                          --                  --                   (15)
                                                                       --------            --------            --------

                 Net cash used in financing activities                   (2,528)             (1,959)             (2,533)
                                                                       --------            --------            --------

    Net increase in cash                                                    207                 472                 175

    Cash at beginning of year                                               713                 241                  66
                                                                       --------            --------            --------

    Cash at end of year                                                $    920            $    713            $    241
                                                                       ========            ========            ========

                       JeffBanks, Inc. and Subsidiaries

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                             Three months ended
                                                       --------------------------------------------------------------
                                                       December 31     September 30         June 30          March 31
                                                       -----------     ------------         -------          --------
                                                                    (in thousands, except per share data)

    1997
    ----
       Interest income                                  $24,654           $24,338           $22,943           $22,201
       Interest expense                                  12,027            11,773            10,927            10,413
       Net interest income                               12,627            12,565            12,016            11,788
       Provision for credit losses                          960               945               870               825
       Gain on sale of securities                           185               183               147              --
       Other operating income                             2,625             2,421             2,104             1,984
       Other operating expenses                           9,257             9,446             8,999             8,905
       Income before income taxes                         5,220             4,778             4,398             4,043
       Net income                                         3,503             3,249             3,001             2,684

       Per share data
           Net income per common share - basic              .70               .65               .60               .55
           Net income per common share - diluted            .65               .60               .57               .51

    1996
    ----
       Interest income                                  $21,854           $21,488           $21,098           $20,764
       Interest expense                                  10,059             9,964             9,760             9,296
       Net interest income                               11,795            11,524            11,338            11,468
       Provision for credit losses                        2,503               921               840               759
       Gain on sale of securities                            96                71                78              --
       Other operating income                             1,831             1,802             1,792             1,635
       Other operating expenses                          10,085             8,633             8,664             8,435
       Income before income taxes                         1,134             3,843             3,704             3,909
       Net income                                           574             2,480             2,376             2,520

       Per share data
           Net income per common share - basic              .12               .50               .48               .53
           Net income per common share - diluted            .11               .47               .46               .50

                                   PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         The information required by this item is set forth under the caption "Directors and Executive Officers" in the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is set forth under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, and is incorporated herein by reference.

ITEM 3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Party Transactions" in the Proxy Statement, and is incorporated herein by reference.

                                    PART IV

ITEM 14.          FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  Report of Independent Certified Public Accountants
                  Report of Independent Accountants
                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statement of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

                  None.

         3.       Exhibits

                  Exhibits 3, 10, 12 and 21 appear in Exhibits 3, 2, 12 and 21, respectively, of the Company's registration statement on Form S-4, as amended, Registration No. 333- 16261, each of which such exhibits is hereby incorporated herein by reference. Exhibits 4.1, 4.2, 4.3 and 4.4 appear in Exhibits 4.1, 4.2, 4.3 and 4.4 of the Company's registration statement on Form S-3 as amended, Registration No. 333-20111, each of which such exhibits is hereby incorporated herein by reference.

                  Exhibit 23(a) Consent of Grant Thornton

                  Exhibit 27 - Items 27-1 through 27-9 -
                                 Financial Data Schedules

(b)      Reports on Form 8-K during the fourth quarter

         None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania on March 18, 1998.


                                              JEFFBANKS, INC.



                                           By: /s/  BETSY Z. COHEN
                                              ---------------------------------

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



/s/  BETSY Z. COHEN
--------------------------------                                               Date: MARCH 18, 1998
BETSY Z. COHEN, Chairperson
  of the Board, Chief Executive
  Officer and Director
  (Chief Executive Officer)

/s/ EDWARD E. COHEN
-------------------------------                                                Date: MARCH 18, 1998
EDWARD E. COHEN, Chairman
  of the Executive Committee
  and Director

/s/ ROBERT J. COLEMAN
--------------------------------                                               Date: MARCH 18, 1998
ROBERT J. COLEMAN, Director



/s/ PAUL FRENKIEL
--------------------------------                                               Date: MARCH 18, 1998
PAUL FRENKIEL, Senior Vice
  President - Finance, Chief Financial
  Officer and Controller ( Chief
  Financial and Accounting Officer)

/s/ JOHN G. HOOPES
--------------------------------                                               Date: MARCH 18, 1998
JOHN G. HOOPES, Director

/s/ HERSH KOZLOV
--------------------------------                                               Date: MARCH 18, 1998
HERSH KOZLOV, Director

/s/ WILLIAM H. LAMB
--------------------------------                                               Date: MARCH 18, 1998
WILLIAM H. LAMB, Director

/s/ ARTHUR MAKADON
--------------------------------                                               Date: MARCH 18, 1998
ARTHUR MAKADON, Director

/s/ P. SHERRILL NEFF
--------------------------------                                               Date: MARCH 18, 1998
P. SHERRILL NEFF, Director

/s/ JAMES R. SIBEL
--------------------------------                                               Date: MARCH 18, 1998
JAMES R. SIBEL, Chief Credit
  Officer and Director







/s/ HARMON S. SPOLAN
--------------------------------                                               Date: MARCH 18, 1998
HARMON S. SPOLAN, President
  and Director

/s/ WILLIAM D. WHITE
--------------------------------                                               Date: MARCH 18, 1998
WILLIAM D. WHITE, Director


