Form 10-Q
period 1998-03-31
JEFFBANKS INC
filed 1998-05-14
CIK 904101

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  Commission file number 0-22850
March 31, 1998

                                 JeffBanks, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




Pennsylvania                                          23-2189480
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

1845 Walnut Street
Philadelphia, PA                                        19103
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including
  area code                                          215-861-7000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No

Number of Shares of Common Stock Outstanding at March 31, 1998:   5,057,796

                                          JeffBanks, Inc.
                                    Consolidated Balance Sheet
                                             UNAUDITED


                                                                      March 31,     December 31,
                                                                        1998           1997
                                                                           (in thousands)
Assets:
Cash and cash equivalents:
    Cash and due from banks .......................................   $   67,002   $   49,623
    Federal funds sold ............................................       32,400       92,200
                                                                      ----------   ----------
                                                                          99,402      141,823

Investment securities available for sale ..........................      254,844      243,487
Investment securities held to maturity ............................          681          682
Mortgages held for sale ...........................................        8,699        2,959
Loans, net ........................................................      897,851      893,997
Premises and equipment, net .......................................       19,983       18,420
Accrued interest receivable .......................................        7,902        7,518
Other real estate owned ...........................................        2,933        2,235
Goodwill ..........................................................        4,341        4,435
Other assets ......................................................       13,660       13,068
                                                                      ----------   ----------
    Total assets ..................................................   $1,310,296   $1,328,624
                                                                      ==========   ==========

Liabilities and shareholders' equity:

Deposits:
    Demand (non-interest bearing) .................................   $  139,903   $  144,310
    Savings, money market and interest checking ...................      387,620      380,982
    Time deposits .................................................      287,032      309,712
    Time deposits, $100,000 and over ..............................      103,537       98,626
                                                                      ----------   ----------
                                                                         918,092      933,630

Securities sold under repurchase agreements .......................       66,300       70,911
FHLB advances .....................................................      150,000      150,000
Subordinated notes and debentures .................................       32,000       32,000
Company-obligated mandatorily redeemable preferred securities of the Company's subsidiary trust, holding solely $25.3 million aggregate principal amount of 9.25% junior subordinated
  deferrable interest debentures due 2027 of the Company ..........       25,300       25,300
Accrued interest payable ..........................................        8,636       11,352
Other liabilities .................................................        4,308        2,576
                                                                      ----------   ----------
    Total liabilities .............................................    1,204,636    1,225,769
                                                                      ----------   ----------

Shareholders' equity:
    Common Stock - authorized, 10,000,000 shares of $1 par value;
      issued and outstanding 5,057,796 and 5,001,430 shares,
      respectively ................................................        5,058        5,001
    Additional paid-in capital ....................................       71,786       71,101
    Retained earnings .............................................       27,492       25,127
    Net unrealized gain on securities available for sale ..........        1,324        1,626
                                                                      ----------   ----------
    Total shareholders' equity ....................................      105,660      102,855
                                                                      ----------   ----------
    Total liabilities and shareholders' equity ....................   $1,310,296   $1,328,624
                                                                      ==========   ==========

          The accompanying notes are an integral part of these financial statements.

                                JeffBanks, Inc.
                        Consolidated Statements of Income
                                    UNAUDITED

                                             Three Months Ended March 31,
                                                    1998      1997
                                         (in thousands, except per share data)
Interest income:
     Loans including fees ......................   $20,732   $18,755
     Investment securities .....................     3,900     2,729
     Federal funds sold ........................       560       717
                                                   -------   -------
                                                    25,192    22,201
                                                   -------   -------

Interest expense:
     Time deposits, $100,000 and over ..........     1,438     1,189
     Other deposits ............................     7,224     5,780
     FHLB advances .............................     1,553     1,587
     Subordinated notes and debentures .........       717       717
     Trust preferred securities ................       585       364
     Securities sold under repurchase agreements       712       776
                                                   -------   -------
                                                    12,229    10,413
                                                   -------   -------

        Net interest income ....................    12,963    11,788

Provision for credit losses ....................       966       825
                                                   -------   -------

        Net interest income after provision
         for credit losses .....................    11,997    10,963
                                                   -------   -------

Non-interest income:
     Service fees on deposit accounts ..........       838       802
     Gain on sales of residential mortgages and
       capitalized mortgage servicing rights ...       333       152
     Gain on sales of investment securities ....       243
     Mortgage servicing fees ...................       181       185
     Merchant credit card deposit fees .........       487       482
     Credit card fee income ....................       157        98
     Other .....................................       428       265
                                                   -------   -------
                                                     2,667     1,984
                                                   -------   -------

Non-interest expense:
     Salaries and employee benefits ............     4,491     3,959
     Occupancy expense .........................       995       937
     Depreciation ..............................       493       433
     FDIC expense ..............................        28        22
     Data processing expense ...................       237       269
     Legal .....................................       207       312
     Stationery, printing and supplies .........       277       285
     Shares tax ................................       183       197
     Advertising ...............................       337       287
     Other real estate owned maintenance expense        11        73
     Loss on sale and write-downs of other
      real estate owned ........................        31        72
     Amortization of intangibles ...............       241       323
     Credit card origination expense ...........       201       111
     Credit card processing expense ............       197       128
     Merchant card expense .....................       390       353
     Other .....................................     1,501     1,144
                                                   -------   -------
                                                     9,820     8,905
                                                   -------   -------

Income before income taxes .....................     4,844     4,042
Income taxes ...................................     1,526     1,358
                                                   -------   -------

        Net income .............................   $ 3,318   $ 2,684
                                                   =======   =======
Per share data:
Average number of common shares (basic) ........     5,024     4,881
Average number of common shares (diluted) ......     5,482     5,210
Net income per common share (basic) ............   $  0.66   $  0.55
Net income per common share (diluted) ..........   $  0.61   $  0.52

The accompanying notes are an integral part of these financial statements.

                                                                 JeffBanks, Inc.

                                          Consolidated Statement of Changes in Shareholders' Equity
                                                                    UNAUDITED
                                                                                       Accumulated
                                                                                      comprehensive
                                                                                         income:
                                                                                      net unrealized
                                                                                       gain (loss)
                                                                Additional            on securities
                                                      Common     paid-in-    Retained   available   Comprehensive
                                                      Stock      capital     earnings    for sale       income        Total
                                                                                    (in thousands)
Balance at December 31, 1997 ....................   $   5,001   $  71,101   $  25,127    $   1,626                 $ 102,855
Net income ......................................        --          --         3,318         --      $   3,318        3,318
Issuance of common stock for
 dividend reinvestment plan .....................           2          77        --           --           --             79
Warrants exercised ..............................          55         608        --           --           --            663
Cash dividends on common stock ..................        --          --          (953)        --           --           (953)
Other comprehensive income, net of tax
 Unrealized losses on securities, net
  of reclassification adjustment (see disclosure)        --          --          --           (302)        (166)        (302)
                                                                                                           ----
 Other comprehensive income .....................        --          --          --           --           (166)
                                                                                                      ---------
Comprehensive income ............................        --          --          --           --      $   3,152
                                                                                                      =========
                                                    ---------   ---------    ---------    ---------                ---------
Balance at March 31, 1998 .......................   $   5,058   $  71,786   $  27,492    $   1,324                 $ 105,660
                                                    =========   =========    =========    =========                =========

Disclosure of reclassification amount:
Unrealized holding losses arising during period ..................   $(166)
Less: reclassification adjustment for gains included in net income    (136)
                                                                     -----
Net unrealized losses on securities ..............................   $(302)
                                                                     =====

The accompanying notes are an integral part of these financial statements.

                                                         JeffBanks, Inc.

                                   Consolidated Statement of Changes in Shareholders' Equity
                                                            UNAUDITED

                                                                             Accumulated
                                                                            comprehensive
                                                                               income:
                                                                           net unrealized
                                                                             gain (loss)
                                                     Additional             on securities
                                            Common    paid-in-    Retained    available   Comprehensive
                                            Stock     capital     earnings     for sale      income        Total
                                                                          (in thousands)
Balance at December 31, 1996 .........   $   4,716   $  64,030   $  22,355    $     180                 $  91,281
Net income ...........................        --          --         2,684         --      $   2,684        2,684
Issuance of common stock for
 401(K) plan .........................           5         115        --           --           --            120
Warrants exercised ...................          18         201        --           --           --            219
Cash dividends on common stock .......        --          --          (714)        --           --           (714)
5% stock dividend ....................         237       6,102      (6,339)        --           --           --
Other comprehensive income, net of tax
 Unrealized losses on securities .....        --          --          --           (997)        (997)        (997)
                                                                                           ---------
 Other comprehensive income ..........        --          --          --           --           (997)
                                                                                           ---------
Comprehensive income .................        --          --          --           --      $   1,687         --
                                                                                           =========
                                         ---------   ---------   ----------   ----------                ---------
Balance at March 31, 1997 ............   $   4,976   $  70,448   $  17,986    $    (817)                $  92,593
                                         =========   =========   ==========   ==========                =========


              The accompanying notes are an integral part of these financial statements.

                                           JeffBanks, Inc.

                                  Consolidated Statements of Cash Flows
                                             UNAUDITED

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                             1998          1997
                                                                               (in thousands)
Operating activities:
    Net income .........................................................  $    3,318    $   2,684
    Adjustments to reconcile net income to cash provided by
       operating activities:
    Depreciation and amortization ......................................         934        1,050
    Provision for credit losses ........................................         966          825
    Gain on sales of investment securities .............................        (243)        --
    Mortgage loans originated for sale .................................     (23,495)      (7,574)
    Mortgage loan sales ................................................      17,755        6,050
    Increase in interest receivable ....................................        (384)        (781)
    (Decrease) increase in interest payable ............................      (2,716)       1,412
    Increase in other assets ...........................................        (603)      (2,147)
    Increase in other liabilities ......................................       1,732        1,642
                                                                           ---------    ---------
       Net cash provided by operating activities .......................      (2,736)       3,161
                                                                           ---------    ---------

Investing activities:
    Proceeds from sales of investment securities available for sale ....      16,520         --
    Proceeds from maturities of investment securities available for sale      10,062       17,316
    Purchase of investment securities available for sale ...............     (38,333)     (39,805)
    Proceeds from sales of other real estate owned .....................          90          240
    Net increase in loans ..............................................      (5,608)     (12,641)
    Purchase of premises and equipment .................................      (2,056)      (1,336)
                                                                           ---------    ---------
       Net cash used in investing activities ...........................     (19,325)     (36,226)
                                                                           ---------    ---------

Financing activities:
    Net (decrease) increase in deposits ................................     (15,538)      13,527
    Net (decrease) increase in repurchase agreements ...................      (4,611)       5,423
    Net proceeds from issuance of common stock .........................         742          339
    Net increase (decrease) in FHLB advances ...........................        --        (12,750)
    Proceeds from issuance of trust preferred securities ...............        --         25,300
    Dividends paid on common stock .....................................        (953)        (714)
                                                                           ---------    ---------
       Net cash (used in) provided by financing activities .............     (20,360)      31,125
                                                                           ---------    ---------

Net decrease in cash and cash equivalents ..............................     (42,421)      (1,940)
Cash and cash equivalents at beginning of year .........................     141,823       87,293
                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................   $  99,402    $  85,353
                                                                           =========    =========

                The accompanying notes are an integral part of these financial statements.

Note 1 - Allowance for Credit Losses:
                                   Three months ended March 31,
                                         1998        1997
                                          (in thousands)
     Balance, beginning of period ..   $ 12,769    $ 13,734
     Provision charged to operations        966         825
     Loans charged off .............     (1,490)     (1,269)
     Recoveries ....................        129         102
                                       --------    --------
     Balance, end of period ........   $ 12,374    $ 13,392
                                       ========    ========



     The balances of impaired loans were $10,789,000 and $11,093,000 respectively, at March 31, 1998 and 1997. The allowance for credit losses associated with impaired loans was $2,132,000 and $3,280,000 respectively, at those dates. Total cash collected on impaired loans during the first three months of 1998 and 1997, respectively, was $109,000 and $124,000, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during those respective periods was $232,000 and $273,000. No related interest income was recognized during the period.

Note 2 - Investment Securities:
     The carrying value and approximate market value of investment securities at March 31, 1998, were as follows:

                                                Gross      Gross
                                   Amortized  unrealized unrealized  Approximate
                                     cost       gains      losses    fair value
                                                  (in thousands)
Available for Sale:
U.S. treasury securities ......   $  41,405   $     100   $       1   $  41,504
Federal agency obligations ....      17,014          96        --        17,110
Mortgage backed securities ....     121,581         392         195     121,778
State and municipal obligations      50,847       1,606          10      52,443
Other securities ..............      21,991          19           1      22,009
                                  ---------   ---------   ---------   ---------
Total .........................   $ 252,838   $   2,213   $     207   $ 254,844
                                  =========   =========   =========   =========

Held to Maturity:
State and municipal obligations         681          15        --           696
                                  ---------   ---------   ---------   ---------
Total .........................   $     681   $      15   $    --     $     696
                                  =========   =========   =========   =========



Note 3:
     The unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as discussed in these notes.

Note 4:
     The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share ("EPS"), which eliminates primary and fully diluted EPS and instead requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Note 5:
     Certain captions in the financial statements presented for prior periods have been reclassified to conform with the current period presentation.

Note 6:
     The American Institute of Certified Public Accountants ("AICPA") has issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides accounting guidance on capitalization of costs associated with software specifically developed or obtained for internal use. This statement is effective for Financial Statements issued after December 15, 1998. The effect of adoption is not expected to be material.

Note 7:
     On March 19, 1998, the Company announced that it had entered into a merger agreement with Regent Bancshares Corp.(Regent), pursuant to which it would acquire that institution. Comsummation of the merger is conditional upon required regulatory and shareholder approvals. Under the terms of the pending merger, each share of Regent common stock would be converted into .303 of a share of the Comapny's common stock, resulting in the issuance of 1,033,176 shares of the Company's common stock. Each option to acquire Regent common stock would be converted into an option to acquire .303 of a share of the Company's common stock, resulting in the issuance of up to 110,898 shares of the Company's common stock if all outstanding Regent options are converted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10Q that are forward looking statements relate to future events or the future financial performance of JeffBanks, Inc. (the "Company") and are based on current management expectations that involve risks and uncertainties. Such statements are only predictions and actual events or performance may differ materially from the events or performance expressed in any such forward looking statements.

Results of Operations

Net income. Net income for the Company amounted to $3.3 million for the three months ended March 31, 1998 as compared to $2.7 million for the three months ended March 31, 1997, an increase of approximately 24%.

Net Interest Income and Average Balances. Net interest income was $13.0 million for the first three months of 1998, compared to $11.8 million for the first three months of 1997, an increase of $1.2 million or 10%. Yields on interest earning assets increased to 8.43% for the first three months of 1998 from 8.39% in the prior year period, a difference of .04 %. The cost of interest bearing liabilities increased to 4.75% for the first three months of 1998 from 4.65% in the prior year period, a difference of .10%. Accordingly, the net interest margin on JBI's interest earning assets decreased to 4.40% in 1998 as compared to 4.50% in the comparable prior year period, a difference of .10%. The increase in the cost of interest bearing liabilities and the decrease in the net interest margin reflected the full period effect in 1998 of the issuance of $25.3 million of 9.25% preferred securities on February 5, 1997.
     Average balances for non-interest bearing demand deposits increased to $144.5 million in 1998 compared to $134.3 million in 1997, an increase of $10.2 million or 8%. Average balances for savings, money market and interest checking increased to $378.8 million in 1998 compared to $307.2 million in the comparable 1997 period, an increase of $71.6 million or 23%.
     In the first three months of 1998, average interest earning assets totaled $1.215 billion, an increase of $145.6 million or 14% over the 1997 comparable period. Reflected in that net increase was a $77.9 million or 9% increase in average loans to $911.7 million.
     Savings and money market deposits at March 31, 1998 reflect $12 million in short term money market deposits from an entity at which a director of the Company is an officer. Interest on the deposits is paid at money market rates.

Non-Interest Income. Total non-interest income for the first three months of 1998 was $2.7 million compared to $2.0 million for the first three months of 1997, an increase of $683,000 or 34%. Gain on sales of residential mortgages and capitalized mortgage servicing rights increased to $333,000 in 1998, an increase of $181,000 or 119% over 1997. The increase in 1998 reflected an increase in residential mortgage loan originations. Gain on sales of securities increased to $243,000 for the first three months of 1998, an increase of $243,000 over 1997. The sales were made for asset liability management purposes, as a result of the disproportionately large securities portfolio to be acquired in the pending Regent merger. Other income increased to $428,000 for the first three months of 1998, an increase of $163,000 or 62% from the comparable 1997 period. The increase reflected $130,000 in service charges for non customer usage of ATM's. The service charges were instituted in the third quarter of 1997.

Non-Interest Expense. Total non-interest expense for the first three months of 1998, was $9.8 million, compared to $8.9 million for the comparable prior year period, an increase of $915,000 or 10%. Salaries and employee benefits amounted to $4.5 million in the first three months of 1998 compared to $4.0 million for the first three months of 1997, an increase of $532,000 or 13%. The increase reflected $112,000 resulting from new branches and $111,000 resulting from expansion in consumer related loan departments.
     Legal expense decreased to $207,000 for the first three months of 1998, a decrease of $105,000 or 34% from the comparable 1997 period. The 1997 period reflected $55,000 in legal fees resulting from the United Valley Bank merger that did not recur in the first quarter of 1998.
     Amortization of intangibles decreased to $241,000 for the first three months of 1998, a decrease of $82,000 or 25% from the prior year. The decrease resulted primarily from the year end 1997 reduction in the valuation allowance for deferred tax assets acquired as a result of the merger of Constitution Bank. That reduction increased related realizable deferred tax assets and decreased goodwill, and corresponding goodwill amortization.
     Credit card origination expense increased to $201,000 for the first three months of 1998, an increase of $90,000, or 81% over 1997. The increase reflected origination costs incurred in connection with the Company's efforts to expand its retail credit card portfolio.
     Credit card processing expense increased to $197,000 for the first three months of 1998, an increase of $69,000, or 54% over 1997. The increase reflected significant increases in the outstanding number of credit card accounts, and related increases in transaction volume.

Liquidity and Capital Resources. The major sources of funding for the Company's investing activities have historically been cash inflows resulting from increases in deposits. Such increases have been utilized primarily to fund net increases in loans. FHLB advances have also been utilized as an alternative funding source, when relative interest costs were less than those for deposits. Funds not needed for operations are invested primarily in daily federal funds sold and securities.
     Net increases in loans of $5.6 million for the first three months of 1998 compared to $12.6 million for the 1997 period. Cash outflows required for mortgage loans originated for sale amounted to $23.5 million for the first three months of 1998 compared to $7.6 million for the first three months of 1997. At March 31, 1998 the Company's subsidiaries exceeded "well capitalized" ratios as determined by the appropriate regulatory authorities. The following table sets forth the regulatory capital ratios of the Company and its wholly-owned banking subsidiaries, Jefferson Bank (Jefferson PA) and Jefferson Bank of New Jersey (Jefferson NJ) at that date.

                                       Tier 1 Capital to      Tier 1 Capital to        Total Capital to
                                           Average              Risk-Weighted           Risk-Weighted
                                        Assets Ratio             Assets Ratio            Assets Ratio
                                     March 31, December 31,  March 31, December 31,  March 31, December 31,
                                        1998        1997        1998        1997       1998        1997
Entity:
Company ......................          9.58%       9.31%      13.35%      12.27%      18.08%      16.93%
Jefferson PA .................          7.47%       7.14%      10.20%       9.61%      14.84%      14.33%
Jefferson NJ .................          7.00%       7.04%       9.56%       9.23%      13.85%      13.57%
"Well capitalized" institution
    (under FDIC Regulations) .          5.00%       5.00%       6.00%       6.00%      10.00%      10.00%

Asset and Liability Management

The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of March 31, 1998 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated.

                                            Within      Four to
                                            Three       Twelve     One to Two    Two to Five   Over Five
                                            Months      Months        Years         Years        Years
                                                             (dollars in thousands)
Interest earning assets:
   Investment securities:
    Federal funds sold ................   $  32,400
    Available for sale:
      Taxable investment securities ...      44,963    $  22,420     $  16,746    $   6,380    $ 111,892
      Non-taxable investment securities          80        1,138           365          181       50,679
    Held to maturity:
      Non-taxable investment securities        --           --             261          195          225
   Mortgages held for sale ............       8,699         --            --           --           --
   Loans net of unearned discount .....     377,855      157,246       113,810      185,205       76,109
                                          ---------    ---------     ---------    ---------    ---------
Total interest earning assets .........     463,997      180,804       131,182      191,961      238,905
                                          ---------    ---------     ---------    ---------    ---------


Interest bearing liabilities:
   Savings and money market deposits ..      11,404       49,002        75,359      251,855         --
   Time deposits ......................     117,244      231,037        33,858        7,780          650
   Securities sold under repurchase
     agreements .......................      66,300         --            --           --           --
   FHLB advances ......................     150,000         --            --           --           --
   Subordinated notes and debentures ..        --           --            --           --         32,000
   Preferred securities ...............        --           --            --           --         25,300
                                          ---------    ---------     ---------    ---------    ---------
Total interest bearing liabilities ....     344,948      280,039       109,217      259,635       57,950
                                          ---------    ---------     ---------    ---------    ---------
Gap ...................................   $ 119,049    $ (99,235)    $  21,965    $ (67,674)   $ 180,955
                                          =========    =========     =========    =========    =========
Cumulative gap ........................   $ 119,049    $  19,814     $  41,779    $ (25,895)   $ 155,060
                                          =========    =========     =========    =========    =========
Gap to assets ratio ...................           9%         -8%             2%          -5%          14%
Cumulative gap to assets ratio ........           9%          2%             3%          -2%          12%

Loan Portfolio. The following table summarizes the loan portfolio of the Company by loan category and amount at March 31, 1998 and corresponds to appropriate regulatory definitions. Loans with a principal amount in excess of 2% of the Company's equity capital are generally considered to be large loans. By this standard, large loans were those exceeding $2.1 million at March 31, 1998. Large loans as a percentage of total loans at that date were 7%.

                                                                Book Value
                                                               (dollars in
                                                                thousands)
Loans secured by real estate:
     Construction and land development .......................   $ 80,979
     Secured by 1-4 family residential properties ............    205,081
     Secured by multifamily (5 or more) residential properties     26,220
     Secured by non-farm non-residential properties ..........    236,113

Commercial and industrial loans:
     To U.S. addresses (domicile) ............................    110,871

Loans to individuals for household, family and other personal expenditures (consumer):
     Credit cards and related plans ..........................     24,559
     Other ...................................................    208,923
Tax exempt industrial development obligations ................      4,609
All other loans ..............................................      1,641
Lease financing receivables, net of unearned income ..........     19,928
                                                                 --------
     Total ...................................................   $918,924
                                                                 ========

Non-Performing Loans. The following table presents the principal amounts of non accrual and renegotiated loans (1) at March 31, 1998 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest. At March 31, 1998 the ratio of the allowance for credit losses to total loans amounted to 1.35%. On an annualized basis, the ratio of net charge-offs to average loans was .60% for the three month period ended March 31, 1998.


                                                           March 31,                           December 31,
                                                       1998       1997        1997       1996      1995      1994        1993
                                                                                 (dollars in thousands)
Loans accounted for on a non-accrual basis .......   $10,789    $11,093    $ 9,361    $11,269    $13,127    $10,240    $ 6,832
Loans renegotiated to provide a reduction or
     deferral of interest or principal ...........      --         --         --         --         --        1,367      1,493
                                                     -------    -------    -------    -------    -------    -------    -------
Total non-performing loans (1) ...................    10,789     11,093      9,361     11,269     13,127     11,607      8,325
                                                     -------    -------    -------    -------    -------    -------    -------
Other real estate owned ..........................     2,933      3,049      2,235      3,537      4,260      6,093      5,937
                                                     -------    -------    -------    -------    -------    -------    -------
Total non-performing assets (1) ..................   $13,722    $14,142    $11,596    $14,806    $17,387    $17,700    $14,262
                                                     =======    =======    =======    =======    =======    =======    =======
Non-performing loans/total loans (1) .............      1.17%      1.32%      1.03%      1.36%      1.69%      1.83%      1.56%
Non-performing assets/total loans and
     non-performing assets (1) ...................      1.49%      1.67%      1.27%      1.78%      2.23%      2.76%      2.64%
Loans past due 90 days or more as to interest
     or principal payments still accruing interest
     and not included in non-accrual loans .......   $ 5,343    $ 7,385    $ 5,452    $ 4,478    $ 6,898    $ 6,190    $ 4,564
                                                     =======    =======    =======    =======    =======    =======    =======


Non-accrual loans(1) increased to $10.8 million at March 31, 1998 compared to $9.4 million at December 31, 1997. The increase reflected approximately $2.1 million of additions, $535,000 of charge-offs and $109,000 of payments.

     Other real estate owned amounted to $2.9 million at March 31, 1998 compared to $2.2 million at December 31, 1997. Activity in the three months ended March 31, 1998 reflected $811,000 of additions with sales and other receipts of $90,000, and charge-offs and other write downs of $24,000.

     Interest on Non-Accrual Loans(1). If interest on non-accrual loans had been accrued, such income would have been $232,000 and $273,000, respectively for the first three months of 1998 and 1997.

     Provision for Credit Losses. The provision for credit losses for the first three months of 1998 was $966,000 compared to $825,000 in the first three months of 1997.
-----------------------------------------
(1) Excluding loans past due 90 days or more still accruing interest.

Summary of Credit Loss Experience. The following table summarizes the credit loss experience of JBI for the periods shown.

                                                     March 31,                           December 31,
                                                  1998      1997       1997       1996       1995        1994       1993
                                                                       (dollars in thousands)

Balance in the allowance for credit losses at
     beginning of period ....................   $12,769    $13,734    $13,734    $14,991    $ 8,986    $ 6,867    $ 6,468
                                                -------    -------    -------    -------    -------    -------    -------

Loans charged-off:
     Commercial .............................       272        483        957      1,914      2,816      1,198        736
     Construction ...........................      --         --         --          473       --          167       --
     Real estate mortgage ...................       486        589      3,140      4,272      1,588      1,768      1,274
     Credit card ............................       428         70        835        160         16       --         --
     Installment and lease financing ........       304        127        900        522        435        236        243
                                                -------    -------    -------    -------    -------    -------    -------
        Total ...............................     1,490      1,269      5,832      7,341      4,855      3,369      2,253
                                                -------    -------    -------    -------    -------    -------    -------

Recoveries:
     Commercial .............................        24         29        216        109        265        309         73
     Construction ...........................      --         --         --         --         --         --            1
     Real estate mortgage ...................        44         44        956        901        437        196         31
     Credit card ............................        14          8          9       --         --         --         --
     Installment and lease financing ........        47         21         86         51         51         28         28
                                                -------    -------    -------    -------    -------    -------    -------
        Total ...............................       129        102      1,267      1,061        753        533        133
                                                -------    -------    -------    -------    -------    -------    -------
Net charge-offs .............................     1,361      1,167      4,565      6,280      4,102      2,836      2,120
Acquisitions ................................      --         --         --         --        6,121      3,098       --
Provision charged to operations .............       966        825      3,600      5,023      3,986      1,857      2,519
                                                -------    -------    -------    -------    -------    -------    -------
Balance in allowance for credit losses at end
     of period ..............................   $12,374    $13,392    $12,769    $13,734    $14,991    $ 8,986    $ 6,867
                                                =======    =======    =======    =======    =======    =======    =======
Net charge-offs/average loans ...............      0.60%      0.56%      0.53%      0.79%      0.58%      0.50%      0.42%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK Refer to 10-K.

Part II. Other Information


Item 6. Reports on Form 8-K
          1. Form 8-K filed March 31, 1998
          Item (5) Other material events: the proposed acquisition of Regent Bancshares Corp.

SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JEFFBANKS, INC.
                                  (Registrant)

Dated:  April 22, 1998             By /s/ Paul Frenkiel
                                      ------------------------------------------
                                      Paul Frenkiel
                                      Chief Financial Officer

Dated:  April 22, 1998             By /s/ Martin F. Egan
                                      ------------------------------------------
                                      Martin F. Egan
                                      Assistant Secretary