Form 10-Q
period 1998-06-30
JEFFBANKS INC
filed 1998-08-14
CIK 904101

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  Commission file number 0-22850
June 30, 1998

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
                                   Yes X No

Number of Shares of Common Stock Outstanding at June 30, 1998:   8,463,173

                                       JeffBanks, Inc.
                                  Consolidated Balance Sheet
                                          UNAUDITED


                                                                        June 30,   December 31,
                                                                          1998        1997
                                                                           (in thousands)
Assets:

Cash and cash equivalents:
    Cash and due from banks .......................................   $   46,708   $   49,623
    Federal funds sold ............................................      114,000       92,200
                                                                      ----------   ----------
                                                                         160,708      141,823

Investment securities available for sale ..........................      216,684      243,487
Investment securities held to maturity ............................          680          682
Mortgages held for sale ...........................................        3,861        2,959
Loans, net ........................................................    1,007,943      893,997
Premises and equipment, net .......................................       21,204       18,420
Accrued interest receivable .......................................        8,168        7,518
Other real estate owned ...........................................        1,987        2,235
Goodwill ..........................................................        4,247        4,435
Other assets ......................................................       15,052       13,068
                                                                      ----------   ----------
    Total assets ..................................................   $1,440,534   $1,328,624
                                                                      ==========   ==========

Liabilities and shareholders' equity:

Deposits:
    Demand (non-interest bearing) .................................   $  154,724   $  144,310
    Savings and money market ......................................      513,957      380,982
    Time deposits .................................................      335,696      309,712
    Time deposits, $100,000 and over ..............................      114,956       98,626
                                                                      ----------   ----------
                                                                       1,119,333      933,630

Securities sold under repurchase agreements .......................       43,180       70,911
FHLB advances .....................................................      100,000      150,000
Subordinated notes and debentures .................................       32,000       32,000
Trust preferred securities ........................................       25,300       25,300
Accrued interest payable ..........................................        9,544       11,352
Other liabilities .................................................        2,253        2,576
                                                                      ----------   ----------
    Total liabilities .............................................    1,331,610    1,225,769
                                                                      ----------   ----------

Shareholders' equity:
    Common Stock - authorized, 20,000,000 shares of $1 par value;
      issued and outstanding 8,463,170 and 5,001,430 shares,
      respectively ................................................        8,463        5,001
    Additional paid-in capital ....................................       72,299       71,101
    Retained earnings .............................................       26,684       25,127
    Net unrealized gain on investment securities available for sale        1,478        1,626
                                                                      ----------   ----------
    Total shareholders' equity ....................................      108,924      102,855
                                                                      ----------   ----------
    Total liabilities and shareholders' equity ....................   $1,440,534   $1,328,624
                                                                      ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                 JeffBanks, Inc.
                        Consolidated Statements of Income
                                    UNAUDITED

                                                        Six Months           Three Months
                                                      Ended June 30,        Ended June 30,
                                                     1998       1997       1998        1997
                                                      (in thousands, except per share data)

Interest income:
     Loans including fees ......................   $ 42,258   $ 38,295   $ 21,526    $ 19,540
     Investment securities .....................      7,485      5,582      3,585       2,853
     Federal funds sold ........................      1,120      1,267        560         550
                                                   --------   --------   --------    --------
                                                     50,863     45,144     25,671      22,943
                                                   --------   --------   --------    --------

Interest expense:
     Time deposits, $100,000 and over ..........      2,917      2,398      1,479       1,209
     Other deposits ............................     15,005     11,778      7,781       5,998
     FHLB advances .............................      2,935      3,262      1,382       1,675
     Subordinated notes and debentures .........      1,434      1,434        717         717
     Trust preferred securities ................      1,170        949        585         585
     Securities sold under repurchase agreements      1,342      1,519        630         743
                                                   --------   --------   --------    --------
                                                     24,803     21,340     12,574      10,927
                                                   --------   --------   --------    --------

        Net interest income ....................     26,060     23,804     13,097      12,016

Provision for credit losses ....................      2,013      1,695      1,047         870
                                                   --------   --------   --------    --------

        Net interest income after provision
         for credit losses .....................     24,047     22,109     12,050      11,146
                                                   --------   --------   --------    --------
Non-interest income:
     Service fees on deposit accounts ..........      1,617      1,612        779         810
     Gain on sales of residential mortgages and
       capitalized mortgage servicing rights ...        805        343        472         191
     Gain on sales of mortage servicing rights .        625                   625
     Mortgage servicing fees ...................        368        371        187         186
     Merchant credit card deposit fees .........      1,062        967        575         485
     Credit card fee income ....................        311        161        154          63
     Gain on sales of investment securities ....        324        147         81         147
     Other .....................................        986        634        558         369
                                                   --------   --------   --------    --------
                                                      6,098      4,235      3,431       2,251
                                                   --------   --------   --------    --------
Non-interest expense:
     Salaries and employee benefits ............      9,427      8,053      4,936       4,257
     Occupancy expense .........................      1,962      1,845        967         908
     Depreciation ..............................      1,039        863        546         430
     FDIC expense ..............................         57         46         29          24
     Data processing expense ...................        463        448        226         179
     Legal .....................................        496        550        289         258
     Stationery, printing and supplies .........        496        456        219         171
     Shares tax ................................        396        398        213         201
     Advertising ...............................        689        486        352         199
     Other real estate owned maintenance expense         55        102         44          29
     Loss on sale and write-downs of other
      real estate owned ........................         29        173         (2)        101
     Amortization of intangibles ...............        483        630        242         307
     Credit card origination expense ...........        425        254        224         143
     Credit card processing expense ............        425        236        228         108
     Merchant card expense .....................        834        750        444         397
     Other .....................................      3,033      2,614      1,532       1,287
                                                   --------   --------   --------    --------
                                                     20,309     17,904     10,489       8,999
                                                   --------   --------   --------    --------

Income before income taxes .....................      9,836      8,440      4,992       4,398
Income taxes ...................................      2,994      2,755      1,468       1,397
                                                   --------   --------   --------    --------

        Net income .............................   $  6,842   $  5,685   $  3,524    $  3,001
                                                   ========   ========   ========    ========
Per share data:
Average number of common shares (basic) ........      8,411      8,245      8,448       8,299
Average number of common shares (diluted) ......      9,187      8,764      9,249       8,803
Net income per common share (basic) ............   $   0.81   $   0.69   $   0.42    $   0.36
Net income per common share (diluted) ..........   $   0.74   $   0.65   $   0.38    $   0.34

The accompanying notes are an integral part of these financial statements.

                                                          JeffBanks, Inc.

                                   Consolidated Statement of Changes in Shareholders' Equity
                                                            UNAUDITED

                                                                                            Accumulated
                                                                                           comprehensive
                                                                                              income:
                                                                                          net unrealized
                                                                                            gain (loss)
                                                                                           on securities
                                                        Common    Additional     Retained    available  Comprehensive
                                                        stock   paid-in-capital  earnings     for sale     income        Total
                                                                               (in thousands)
Balance at December 31, 1997 ......................   $   5,001   $  71,101    $  25,127    $   1,626                 $ 102,855
Net income ........................................        --          --          6,842         --      $   6,842        6,842
Issuance of common stock for
 dividend reinvestment plan .......................           2          77         --           --                          79
Warrants exercised ................................          75       1,121         --           --                       1,196
Cash dividends on common stock ....................        --          --         (1,900)        --                      (1,900)
Stock split .......................................       3,385                   (3,385)        --
Other comprehensive income, net of tax
 Unrealized losses on securities, net
  of reclassification adjustment (see disclosure) .        --          --                        (148)        (129)        (148)
 Other comprehensive income .......................        --          --           --           --           (129)
                                                                                                         ---------
Comprehensive income ..............................        --          --           --           --      $   6,713
                                                      ---------   ---------    ---------    ---------    =========    ---------
Balance at June 30, 1998 ..........................   $   8,463   $  72,299    $  26,684    $   1,478                 $ 108,924
                                                      =========   =========    =========    =========                 =========

Disclosure of reclassification amount:
Unrealized holding losses arising during period ..................   $(129)
Less: reclassification adjustment for gains included in net income     (19)
                                                                     -----
Net unrealized losses on securities ..............................   $(148)
                                                                     =====


                                                                                          Accumulated
                                                                                         comprehensive
                                                                                            income:
                                                                                         net unrealized
                                                                                              gain
                                                                                          on securities
                                                        Common    Additional    Retained    available  Comprehensive
                                                        stock   paid-in-capital earnings    for sale     income       Total
                                                                                (in thousands)
Balance at March 31, 1998 .........................   $   5,058   $  71,786   $  27,492    $   1,324                $ 105,660
Net income ........................................        --          --         3,524         --     $   3,524        3,524
Issuance of common stock for
 dividend reinvestment plan .......................        --          --          --           --          --
Warrants exercised ................................          20         513        --           --                        533
Cash dividends on common stock ....................        --          --          (947)        --                       (947)
Stock split .......................................       3,385        --        (3,385)        --                        --
Other comprehensive income, net of tax
 Unrealized gains on securities, net
  of reclassification adjustment (see disclosure) .        --          --                       154          195          154
 Other comprehensive income .......................        --          --          --           --           195
                                                                                                       ---------
Comprehensive income ..............................        --          --          --           --     $   3,719
                                                      ---------   ---------   ---------    ---------   =========    ---------
Balance at June 30, 1998 ..........................   $   8,463   $  72,299   $  26,684    $   1,478                $ 108,924
                                                      =========   =========   =========    =========                =========

Disclosure of reclassification amount:
Unrealized holding gains arising during period ...................   $ 195
Less: reclassification adjustment for gains included in net income     (41)
                                                                     -----
Net unrealized gain on securities ................................   $ 154
                                                                     =====

   The accompanying notes are an integral part of these financial statements.

                                                  JeffBanks, Inc.

                             Consolidated Statement of Changes in Shareholders' Equity
                                                     UNAUDITED
                                                                                         Accumulated
                                                                                        comprehensive
                                                                                           income:
                                                                                       net unrealized
                                                                                             gain
                                                                                        on securities
                                                       Common     Additional   Retained    available Comprehensive
                                                       stock   paid-in-capital earnings    for sale     income        Total
                                                                              (in thousands)
Balance at December 31, 1996 .....................   $   4,716   $  64,030   $  22,355    $     180                $  91,281
Net income .......................................        --          --         5,685         --     $   5,685        5,685
Issuance of common stock for
  401(K) plan ....................................          14         339        --           --                        353
Issuance of common stock for
 dividend reinvestment plan ......................           3          66        --           --                         69
Warrants exercised ...............................          18         201        --           --                        219
Cash dividends on common stock ...................        --          --        (1,527)        --                     (1,527)
5% stock dividend ................................         237       6,109      (6,346)        --                       --
Other comprehensive income, net of tax
 Unrealized gains on securities, net
  of reclassification adjustment (see disclosure).        --          --                       176          207          176
                                                                                                      ---------
 Other comprehensive income ......................        --          --          --           --           207
                                                                                                      ---------
Comprehensive income .............................        --          --          --           --     $   5,892
                                                     ---------   ---------   ---------    ---------   =========    ---------
Balance at June 30, 1997 .........................   $   4,988   $  70,745   $  20,167    $     356                $  96,256
                                                     =========   =========    =========   =========                =========

Disclosure of reclassification amount:
Unrealized holding gains arising during period ...................   $ 207
Less: reclassification adjustment for gains included in net income     (31)
                                                                     -----
Net unrealized gain on securities ................................   $ 176
                                                                     =====

                                                                                           Accumulated
                                                                                          comprehensive
                                                                                             income:
                                                                                         net unrealized
                                                                                           gain (loss)
                                                                                          on securities
                                                       Common    Additional    Retained     available  Comprehensive
                                                       stock   paid-in-capital earnings     for sale     income       Total
                                                                                (in thousands)
Balance at March 31, 1997 ........................   $   4,976   $  70,448   $  17,986    $    (817)               $  92,593
Net income .......................................        --          --         3,001         --     $   3,001        3,001
Issuance of common stock for
  401(K) plan ....................................           9         224        --                       --            233
Issuance of common stock for
 dividend reinvestment plan ......................           3          66        --                       --             69
Warrants exercised ...............................        --          --          --                       --           --
Cash dividends on common stock ...................        --          --          (813)                    --           (813)
5% stock dividend ................................        --             7          (7)                    --           --
Other comprehensive income, net of tax
 Unrealized gains on securities, net
  of reclassification adjustment (see disclosure).        --          --                      1,173       1,218        1,173
                                                                                                      ---------
 Other comprehensive income ......................        --          --          --           --         1,218
                                                                                                      ---------
Comprehensive income .............................        --          --          --           --     $   4,219
                                                     ---------   ---------   ---------    ---------   =========    ---------
Balance at June 30, 1997 .........................   $   4,988   $  70,745   $  20,167    $     356                $  96,256
                                                     =========   =========    =========   =========                =========


Disclosure of reclassification amount:
Unrealized holding gains arising during period ...................   $ 1,218
Less: reclassification adjustment for gains included in net income       (45)
                                                                     -------
Net unrealized gain on securities ................................   $ 1,173
                                                                     =======

 The accompanying notes are an integral part of these financial statements.


                                                   JeffBanks, Inc.

                                        Consolidated Statements of Cash Flows
                                                      UNAUDITED

                                                                           Six Months Ended June 30,
                                                                         -----------------------------
                                                                               1998         1997
                                                                                (in thousands)
Operating activities:
     Net income .........................................................   $   6,842    $   5,685
     Adjustments to reconcile net income to cash provided by
        operating activities:
     Depreciation and amortization ......................................       1,767        2,039
     Provision for credit losses ........................................       2,013        1,695
     Gain on sales of investment securities .............................        (324)        (147)
     Mortgage loans originated for sale .................................     (58,294)     (18,214)
     Mortgage loan sales ................................................      57,392       13,091
     Increase in interest receivable ....................................        (650)        (455)
     (Decrease) increase in interest payable ............................      (1,808)       1,021
     Increase in other assets ...........................................      (2,206)      (1,919)
     Decrease in other liabilities ......................................        (323)        (766)
                                                                            ---------    ---------
        Net cash provided by operating activities .......................       4,409        2,030
                                                                            ---------    ---------

Investing activities:
     Proceeds from sales of investment securities available for sale ....      27,428       17,142
     Proceeds from maturities of investment securities available for sale      40,423       32,392
     Purchase of investment securities available for sale ...............     (41,188)     (47,560)
     Proceeds from sales of other real estate owned .....................         948          760
     Net increase in loans ..............................................    (116,659)     (32,337)
     Purchase of premises and equipment .................................      (3,823)      (2,051)
                                                                            ---------    ---------
        Net cash used in investing activities ...........................     (92,871)     (31,654)
                                                                            ---------    ---------

Financing activities:
     Net increase in deposits ...........................................     185,703       31,318
     Net decrease in repurchase agreements ..............................     (27,731)     (10,260)
     Net proceeds from issuance of common stock .........................       1,275          641
     Net decrease in FHLB advances ......................................     (50,000)      (2,750)
     Proceeds from issuance of preferred securities .....................        --         25,300
     Dividends paid on common stock .....................................      (1,900)      (1,527)
                                                                            ---------    ---------
        Net cash provided by financing activities .......................     107,347       42,722
                                                                            ---------    ---------

Net increase in cash and cash equivalents ...............................      18,885       13,098
Cash and cash equivalents at beginning of year ..........................     141,823       87,293
                                                                            ---------    ---------
Cash and cash equivalents at end of period ..............................   $ 160,708    $ 100,391
                                                                            =========    =========

                     The accompanying notes are an integral part of these financial statements.

Note 1 - Allowance for Credit Losses:
                                 Six months ended June 30,
                                     1998       1997
                                     (in thousands)
Balance, beginning of period ..   $ 12,769    $ 13,734
Provision charged to operations      2,013       1,695
Loans charged off .............     (4,161)     (3,020)
Recoveries ....................        653         336
                                  --------    --------
Balance, end of period ........   $ 11,274    $ 12,745
                                  ========    ========


     The balances of impaired loans were $10,872,000 and $10,109,000 respectively, at June 30, 1998 and 1997. The allowance for credit losses associated with impaired loans was $1,793,000 and $2,333,000 respectively, at those dates. Total cash collected on impaired loans during the first six months of 1998 and 1997, respectively, was $1,575,000 and $1,390,000, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during those respective periods was $440,000 and $549,000. No related interest income was recognized during the period.

Note 2 - Investment Securities:
     The carrying value and approximate market value of investment securities at June 30, 1998, were as follows:

                                              Gross     Gross
                                 Amortized unrealized unrealized Approximate
                                    cost      gains     losses   fair value
                                                (in thousands)
Available for Sale:
U.S. treasury securities ......   $ 17,376   $     92   $      1   $ 17,467
Federal agency obligations ....     16,966         90       --       17,056
Mortgage backed securities ....    104,639        377         34    104,982
State and municipal obligations     53,642      1,786         38     55,390
Other securities ..............     21,787          3          1     21,789
                                  --------   --------   --------   --------
Total .........................   $214,410   $  2,348   $     74   $216,684
                                  ========   ========   ========   ========

Held to Maturity:
State and municipal obligations        680         18       --          698
                                  --------   --------   --------   --------
Total .........................   $    680   $     18   $   --     $    698
                                  ========   ========   ========   ========


Note 3:
     The unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as discussed in these notes.

Note 4:
     The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share ("EPS") which eliminates primary and fully diluted EPS and instead requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

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

Note 7:
     Gain on sales of mortgage servicing rights of $625,000 reflected the sales of servicing on loans originated prior to 1996 after which the capitalization of servicing rights was required. The sales were made as a result of prepayment concerns, an analysis of market conditions and the impact of the servicing portfolio to be acquired in the pending acquisition of a mortgage company.

Note 8:
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

Note 9:
     On July 14, 1998 the Company declared a 5 for 3 stock split effected as a dividend of two shares of common stock for three shares held. That split is reflected in the financial statements and earnings per share computations for all periods.

Note 10:
     On July 31, 1998, the Company completed a merger with Regent Bancshares Corp. ("Regent") and Regent National Bank accounted for as a pooling of interests. Under terms of the merger, each share of common stock was as of that date converted to .505 shares of the Company's common stock, resulting in the issuance of 1,721,960 shares of the Company's common stock, as adjusted for the stock split decribed in Note 9. Each option to acquire Regent common stock would be converted into an option to acquire .505 of a share of the Company's common stock, resulting in the issuance of up to 184,830 shares of the Company's common stock if all outstanding Regent options are converted. On a pro forma basis, for the six months ended June 30, 1998 revenue, net income and basic and diluted earnings per share would have been $65.8 million, $4.1 million, $.40 and $.37 compared to $57.9 million, $5.3 million, $.57 and $.54 for the six months ended June 30, 1997, respectively. The unaudited pro forma combined financial information does not give effect to anticipated cost savings in connection with the merger, and does not purport to be indicative of the combined financial position or results of operations for future periods or indicative of the results that actually would have been realized had the entities been a single entity during these periods.

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

Results of Operations

Net income. Net income for the Company amounted to $6.8 million for the six months ended June 30, 1998 as compared to $5.7 million for the six months ended June 30, 1997, an increase of approximately 20%.

Net Interest Income and Average Balances. Net interest income was $26.1 million for the first six months of 1998, compared to $23.8 million for the first six months of 1997, an increase of $2.3 million or 9%. Yields on interest earning assets decreased to 8.42% for the first six months of 1998 from 8.48% in the prior year period, a difference of .06 %. The cost of interest bearing liabilities increased to 4.75% for the first six months of 1998 from 4.72% in the prior year period, a difference of .03%. Accordingly, the net interest margin on the Company's interest earning assets decreased to 4.39% in 1998 as compared to 4.52% in the comparable prior year period, a difference of .13%.
     Average balances for non-interest bearing demand deposits increased to $147.5 million in 1998 compared to $132.8 million in 1997, an increase of $14.7 million or 11%. Average balances for savings, money market and interest checking increased to $409.4 million in 1998 compared to $310.2 million in the comparable 1997 period, an increase of $99.2 million or 32%. Of the increase, approximately $60 million reflected increases in short term money market deposits from entities at which a director of the Company is an officer. Savings and money market deposits at June 30, 1998 reflected $107.6 million of such deposits. Interest on the deposits is paid at money market rates.
     In the first six months of 1998, average interest earning assets totaled $1.231 billion, an increase of $153.8 million or 14% over the 1997 comparable period. Reflected in that net increase was an $88.0 million or 10% increase in average loans to $934.0 million. In June of 1998, the Company made a $49.6 million loan to an employee stock ownership plan. The loan represents a refinancing and is grandfathered as to partial tax exempt status under current tax laws; thus, 50% of the interest thereon is tax exempt.

Non-Interest Income. Total non-interest income for the first six months of 1998 was $6.1 million compared to $4.2 million for the first six months of 1997, an increase of $1.9 million or 44%. Gain on sales of mortgage servicing rights of $625,000 reflected the sales of servicing on loans originated prior to 1996 after which the capitalization of servicing rights was required. The sales were made as a result of prepayment concerns, an analysis of market conditions and the impact of the servicing portfolio to be acquired in the pending acquisition of a mortgage company. Gain on sales of residential mortgages and capitalized mortgage servicing rights increased to $805,000 in 1998, an increase of $462,000 or 135% over 1997. The increase in 1998 reflected an increase in residential mortgage loan originations. Gain on sales of securities increased to $324,000 for the first six months of 1998, an increase of $177,000 over 1997. The majority of the sales were made for asset liability management purposes, as a result of the disproportionately large securities portfolio to be acquired in the merger with Regent and Regent National Bank (which was completed subsequent to June 30, 1998). Other income increased to $986,000 for the first six months of 1998, an increase of $352,000 or 56% from the comparable 1997 period. The increase reflected an increase of $253,000 in service charges for non customer usage of ATMs over 1997.

Non-Interest Expense. Total non-interest expense for the first six months of 1998, was $20.3 million, compared to $17.9 million for the comparable prior year period, an increase of $2.4 million or 13%. Salaries and employee benefits amounted to $9.4 million in the first six months of 1998 compared to $8.1 million for the first six months of 1997, an increase of $1.4 million or 17%. The increase reflected increases of approximately $260,000 resulting from new branches, approximately $230,000 in consumer related loan departments and $220,000 in the commercial loan department.
     Depreciation expense increased to $1.0 million for the first six months of 1998, an increase of $176,000 or 20% from the comparable 1997 period. The increase reflected the implementation of approximately $1.6 million of hardware and software for a branch automation and sales tracking system.
     Advertising expense increased to $689,000 for the first six months of 1998, an increase of $203,000 or 42% over the prior year. Expenditures were increased to promote various bank services and locations to reach customers who might be displaced as a result of in-market bank mergers, and other strategies.
     Amortization of intangibles decreased to $483,000 for the first six months of 1998, a decrease of $147,000 or 23% from the prior year. The decrease resulted primarily from the year end 1997 reduction in the valuation allowance for deferred tax assets acquired as a result of the acquisition of Constitution Bank. That reduction increased related realizable deferred tax assets and decreased goodwill, and corresponding goodwill amortization.
     Credit card origination expense increased to $425,000 for the first six months of 1998, an increase of $171,000, or 67% over 1997. The increase reflected origination costs incurred in connection with the Company's efforts to expand its retail credit card portfolio.
     Credit card processing expense increased to $425,000 for the first six months of 1998, an increase of $189,000, or 80% over 1997. The increase reflected significant increases in the outstanding number of credit card accounts, and related increases in transaction volume.

Liquidity and Capital Resources. The major sources of funding for the Company's investing activities have historically been cash inflows resulting from increases in deposits. Such increases have been utilized primarily to fund net increases in loans. FHLB advances have also been utilized as an alternative funding source, when relative interest costs were less than those for deposits. Funds not needed for operations are invested primarily in daily federal funds sold and securities.
     Net increases in loans were $116.7 million for the first six months of 1998 as compared to net increases of $32.3 million for the comparable 1997 period. Cash outflows required for mortgage loans originated for sale amounted to $58.3 million for the first six months of 1998 compared to $18.2 million for the first six months of 1997. At June 30, 1998 the Company's subsidiaries exceeded "well capitalized" ratios as determined by the appropriate regulatory authorities. The following table sets forth the regulatory capital ratios of the Company and its wholly-owned banking subsidiaries, Jefferson Bank (Jefferson PA) and Jefferson Bank of New Jersey (Jefferson NJ) at that date.

                                       Tier 1 Capital to       Tier 1 Capital to       Total Capital to
                                             Average             Risk-Weighted          Risk-Weighted
                                          Assets Ratio            Assets Ratio           Assets Ratio
                                      June 30,  December 31,  June 30,  December 31,  June 30,  December 31,
                                        1998        1997        1998        1997        1998        1997
Entity:
JBI ..........................          9.58%       9.31%      11.93%      12.27%      16.01%      16.93%
Jefferson PA .................          7.47%       7.14%       9.22%       9.61%      13.28%      14.33%
Jefferson NJ .................          7.02%       7.04%       9.43%       9.23%      13.54%      13.57%
"Well capitalized" institution
    (under FDIC Regulations) .          5.00%       5.00%       6.00%       6.00%      10.00%      10.00%


Asset and Liability Management
The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of June 30, 1998 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated.

                                            Within       Four to
                                            Three        Twelve     One to Two    Three to Five  Over Five
                                            Months       Months       Years          Years         Years
                                                                      (dollars in thousands)
Interest earning assets:
   Investment securities:
    Federal funds sold ................   $ 114,000
    Available for sale:

      Taxable investment securities ...      20,270    $  19,946     $  15,814     $   3,553    $ 101,711
      Non-taxable investment securities         250          887           365           180       53,708
    Held to maturity:
      Non-taxable investment securities        --           --             260           195          225
   Mortgages held for sale ............       3,861         --            --            --           --
   Loans net of unearned discount .....     384,053      178,509       124,454       209,716      122,485
                                          ---------    ---------     ---------     ---------    ---------
Total interest earning assets .........     522,434      199,342       140,893       213,644      278,129
                                          ---------    ---------     ---------     ---------    ---------


Interest bearing liabilities:
   Savings and money market deposits ..     106,510       55,655        69,658       282,134         --
   Time deposits ......................     141,056      221,020        81,137         6,778          661
   Securities sold under repurchase
     agreements .......................      43,180         --            --            --           --
   FHLB advances ......................     100,000         --            --            --           --
   Subordinated notes and debentures ..        --           --            --           9,000       23,000
   Preferred securities ...............        --           --            --            --         25,300
                                          ---------    ---------     ---------     ---------    ---------
Total interest bearing liabilities ....     390,746      276,675       150,795       297,912       48,961
                                          ---------    ---------     ---------     ---------    ---------
Gap ...................................   $ 131,688    $ (77,333)    $  (9,902)    $ (84,268)   $ 229,168
                                          =========    =========     =========     =========    =========
Cumulative gap ........................   $ 131,688    $  54,355     $  44,453     $ (39,815)   $ 189,353
                                          =========    =========     =========     =========    =========
Gap to assets ratio ...................           9%         -5%             *           -6%           16%
Cumulative gap to assets ratio ........           9%          4%             3%          -3%           13%


* Less than 1%.

Loan Portfolio. The following table summarizes the loan portfolio of the Company by loan category and amount at June 30, 1998 and corresponds to appropriate regulatory definitions. Loans with a principal amount in excess of 2% of the Company's equity capital are generally considered to be large loans. By this standard, large loans were those exceeding $2.2 million at June 30, 1998. Large loans as a percentage of total loans at that date were 13%.

                                                                 Book Value
                                                                (dollars in
                                                                  thousands)
Loans secured by real estate:
     Construction and land development .......................   $   84,999
     Secured by 1-4 family residential properties ............      194,268
     Secured by multifamily (5 or more) residential properties       32,313
     Secured by non-farm non-residential properties ..........      246,255

Loans to commercial and industrial enterprises:
     To U.S. addresses (domicile) ............................      163,114

Loans to individuals for household, family and other personal expenditures (consumer):
     Credit cards and related plans ..........................       24,968
     Other ...................................................      251,238
Tax exempt industrial development obligations ................        4,389
All other loans ..............................................        1,596
Lease financing receivables, net of unearned income ..........       19,938
                                                                 ----------
     Total ...................................................   $1,023,078
                                                                 ==========

Non-Performing Loans. The following table presents the principal amounts of non accrual and renegotiated loans (1) at June 30, 1998 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest. At June 30, 1998 the ratio of the allowance for credit losses to total loans amounted to 1.10%. On an annualized basis, the ratio of net charge-offs to average loans was .75% for the six month period ended June 30, 1998.

                                                       June 30,                         December 31,
                                                  ------------------  -------------------------------------------------------
                                                    1998      1997         1997      1996       1995       1994       1993
                                                                                   (dollars in thousands)

Loans accounted for on a non-accrual basis .....   $10,872    $10,109    $ 9,361    $11,269    $13,127    $10,240    $ 6,832
Loans renegotiated to provide a reduction or
   deferral of interest or principal ...........      --         --         --         --         --        1,367      1,493
                                                   -------    -------    -------    -------    -------    -------    -------
Total non-performing loans (1) .................    10,872     10,109      9,361     11,269     13,127     11,607      8,325
                                                   -------    -------    -------    -------    -------    -------    -------
Other real estate owned ........................     1,987      4,055      2,235      3,537      4,260      6,093      5,937
                                                   -------    -------    -------    -------    -------    -------    -------
Total non-performing assets (1) ................   $12,859    $14,164    $11,596    $14,806    $17,387    $17,700    $14,262
                                                   =======    =======    =======    =======    =======    =======    =======
Non-performing loans/total loans (1) ...........      1.06%      1.17%      1.03%      1.36%      1.69%      1.83%      1.56%
Non-performing assets/total loans and
   non-performing assets (1) ...................      1.25%      1.63%      1.27%      1.78%      2.23%      2.76%      2.64%
Loans past due 90 days or more as to interest
   or principal payments still accruing interest
   and not included in non-accrual loans .......   $ 6,556    $10,241    $ 5,452    $ 4,478    $ 6,898    $ 6,190    $ 4,564
                                                   =======    =======    =======    =======    =======    =======    =======


Non-accrual loans(1) increased to $10.9 million at June 30, 1998 compared to $9.4 million at December 31, 1997. The increase reflected approximately $4.5 million of additions, $1.4 million of charge-offs and $1.6 million of payments.

     Other real estate owned amounted to $2.0 million at June 30, 1998 compared to $2.2 million at December 31, 1997. Activity in the six months ended June 30, 1998 reflected $1.0 million of additions with sales and other receipts of $948,000, and charge-offs and other write downs of $332,000.

     Interest on Non-Accrual Loans(1). If interest on non-accrual loans had been accrued, such income would have been $440,000 and $549,000, respectively for the first six months of 1998 and 1997.

     Provision for Credit Losses. The provision for credit losses for the first six months of 1998 was $2 million compared to $1.7 million in the first six months of 1997.
-----------------------------------------
(1) Excluding loans past due 90 days or more still accruing interest.

Summary of Credit Loss Experience. The following table summarizes the credit loss experience of JBI for the periods shown.

                                                      June 30,                           December 31,
                                              ----------------------  ----------------------------------------------------
                                                  1998       1997      1997       1996       1995       1994        1993
                                                                      (dollars in thousands)
Balance in the allowance for credit losses at
    beginning of period .....................   $12,769    $13,734    $13,734    $14,991    $ 8,986    $ 6,867    $ 6,468
                                                -------    -------    -------    -------    -------    -------    -------

Loans charged-off:
    Commercial ..............................       313        698        957      1,914      2,816      1,198        736
    Construction ............................       213       --         --          473       --          167       --
    Real estate mortgage ....................     1,827      1,885      3,140      4,272      1,588      1,768      1,274
    Credit card .............................       954        144        835        160         16       --         --
    Installment and lease financing .........       854        293        900        522        435        236        243
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................     4,161      3,020      5,832      7,341      4,855      3,369      2,253
                                                -------    -------    -------    -------    -------    -------    -------

Recoveries:
    Commercial ..............................       296         48        216        109        265        309         73
    Construction ............................      --         --         --         --         --         --            1
    Real estate mortgage ....................       236        244        956        901        437        196         31
    Credit card .............................        29          8          9       --         --         --         --
    Installment and lease financing .........        92         36         86         51         51         28         28
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................       653        336      1,267      1,061        753        533        133
                                                -------    -------    -------    -------    -------    -------    -------
Net charge-offs .............................     3,508      2,684      4,565      6,280      4,102      2,836      2,120
Acquisitions ................................      --         --         --         --        6,121      3,098       --
Provision charged to operations .............     2,013      1,695      3,600      5,023      3,986      1,857      2,519
                                                -------    -------    -------    -------    -------    -------    -------
Balance in allowance for credit losses at end
    of period ...............................   $11,274    $12,745    $12,769    $13,734    $14,991    $ 8,986    $ 6,867
                                                =======    =======    =======    =======    =======    =======    =======
Net charge-offs/average loans ...............      0.75%      0.63%      0.53%      0.79%      0.58%      0.50%      0.42%


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK Refer to 10-K.

Part II. Other Information


Item 6. Reports on Form 8-K
1. Form 8-K filed March 31, 1998 Item (5) Other material events: the proposed acquisition of Regent Bancshares Corp.

2. Form 8-K filed August 13, 1998 Item (2) Acquisition or disposition of assets: the completed acquisition of Regent Bancshares Corp.

SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                JEFFBANKS, INC.
                                  (Registrant)

Dated:  August 5, 1998             By /s/ Paul Frenkiel
                                      ------------------------------------------
                                      Paul Frenkiel
                                      Chief Financial Officer

Dated:  August 5, 1998             By /s/ Martin F. Egan
                                      ------------------------------------------
                                      Martin F. Egan
                                      Assistant Secretary