Form 10-Q/A
period 1998-09-30
JEFFBANKS INC
filed 1998-12-23
CIK 904101

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  Commission file number 0-22850
September 30, 1998

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
                                   Yes X No

Number of Shares of Common Stock Outstanding at September 30, 1998:  10,371,105

                                 JeffBanks, Inc.
                           Consolidated Balance Sheet
                                    UNAUDITED


                                                                      September 30, December 31,
                                                                          1998         1997
Assets:                                                                    (in thousands)

Cash and cash equivalents:
    Cash and due from banks .......................................   $   52,376   $   52,601
    Federal funds sold ............................................      100,325       95,236
                                                                      ----------   ----------
                                                                         152,701      147,837

Investment securities available for sale ..........................      322,973      364,501
Investment securities held to maturity ............................          678          682
Mortgages held for sale ...........................................        4,346        4,327
Loans, net ........................................................    1,170,564      987,681
Premises and equipment, net .......................................       23,468       19,518
Accrued interest receivable .......................................       13,343        9,094
Other real estate owned ...........................................        3,836        2,265
Goodwill ..........................................................        4,153        4,435
Other assets ......................................................       16,971       20,670
                                                                      ==========   ==========
    Total assets ..................................................   $1,713,033   $1,561,010
                                                                      ==========   ==========

Liabilities and shareholders' equity:

Deposits:
    Demand (non-interest bearing) .................................   $  176,346   $  156,167
    Savings and money market ......................................      457,486      421,321
    Time deposits .................................................      507,916      398,476
    Time deposits, $100,000 and over ..............................      134,023      109,663
                                                                      ----------   ----------
                                                                       1,275,771    1,085,627

Securities sold under repurchase agreements .......................       41,577       70,911
FHLB advances and other borrowed funds ............................      189,186      203,511
Subordinated notes and debentures .................................       32,000       34,750
Trust preferred securities ........................................       25,300       25,300
Accrued interest payable ..........................................       15,249       15,734
Other liabilities .................................................        4,279        3,371
                                                                      ----------   ----------
    Total liabilities .............................................    1,583,362    1,439,204
                                                                      ----------   ----------

Shareholders' equity:
    Common Stock - authorized, 20,000,000 shares of $1 par value;
      issued and outstanding 10,371,105 and 6,094,000 shares,
      respectively ................................................       10,371        6,094
    Additional paid-in capital ....................................       96,956       95,150
    Retained earnings .............................................       19,376       19,308
    Net unrealized gain on investment securities available for sale        2,968        1,254
                                                                      ----------   ----------
    Total shareholders' equity ....................................      129,671      121,806
                                                                      ==========   ==========
    Total liabilities and shareholders' equity ....................   $1,713,033   $1,561,010
                                                                      ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                 JeffBanks, Inc.
                        Consolidated Statements of Income
                                    UNAUDITED
                                                        Nine Months Ended    Three Months Ended
                                                           September 30,         September 30,
                                                         1998       1997        1998       1997
                                                         (in thousands, except per share data)
Interest income:
    Loans including fees ..........................   $ 73,891    $ 65,073    $ 26,736   $ 22,512
    Investment securities .........................     16,409      13,866       5,185      4,641
    Federal funds sold ............................      2,165       2,737         855      1,383
                                                      --------    --------    --------   --------
                                                        92,465      81,676      32,776     28,536
                                                      --------    --------    --------   --------

Interest expense:
    Time deposits, $100,000 and over ..............      4,860       4,052       1,854      1,548
    Other deposits ................................     30,867      25,785      12,041      9,412
    FHLB advances and other borrowed funds ........      5,893       4,894       1,224      1,479
    Subordinated notes and debentures .............      2,310       2,311         770        770
    Trust preferred securities ....................      1,755       1,534         585        585
    Securities sold under repurchase agreements ...      1,837       2,256         495        737
                                                      --------    --------    --------   --------
                                                        47,522      40,832      16,969     14,531
                                                      --------    --------    --------   --------

       Net interest income ........................     44,943      40,844      15,807     14,005

Provision for credit losses .......................      4,653       2,740       1,140        945
                                                      --------    --------    --------   --------
       Net interest income after provision
        for credit losses .........................     40,290      38,104      14,667     13,060
                                                      --------    --------    --------   --------

Non-interest income:
    Service fees on deposit accounts ..............      2,609       2,581         912        926
    Gain on sales of residential mortgages and
      capitalized mortgage servicing rights .......      2,360       2,129         671        766
    Gain on sale of mortgage servicing rights .....        625
    Mortgage servicing fees .......................        891         889         309        275
    Merchant credit card deposit fees .............      1,660       1,433         598        466
    Credit card fee income ........................        442         269         131        108
    Gain on sale of commercial loans ..............                    711
    Gain on sales of investment securities ........        569         330         262        183
    Other .........................................      1,670       1,307         568        564
                                                      --------    --------    --------   --------
                                                        10,826       9,649       3,451      3,288
                                                      --------    --------    --------   --------

Non-interest expense:
    Salaries and employee benefits ................     18,343      16,199       5,677      5,457
    Occupancy expense .............................      3,537       3,116       1,315      1,057
    Depreciation ..................................      1,826       1,530         590        523
    FDIC expense ..................................        101         390          33        107
    Data processing expense .......................        926         753         324        210
    Legal .........................................      1,633       2,043         512        230
    Stationery, printing and supplies .............        943         732         344        217
    Shares tax ....................................        797         719         214        242
    Advertising ...................................      1,040         906         257        298
    Other real estate owned maintenance expense            307         163         278         61
    Loss on sale and write-downs of other
     real estate owned ............................         51         447          22        274
    Amortization of intangibles ...................        731       1,028         298        362
    Credit card origination expense ...............        661         386         236        132
    Credit card processing expense ................        643         370         218        134
    Merchant card expense .........................      1,318       1,135         484        385
    Loss on other assets ..........................      1,000
    Other .........................................      7,037       5,474       2,528      1,662
                                                      --------    --------    --------   --------
                                                        40,894      35,391      13,330     11,351
                                                      --------    --------    --------   --------

Income before income taxes ........................     10,222      12,362       4,788      4,997
Income taxes ......................................      2,909       3,341       1,110      1,516
                                                      --------    --------    --------   --------
Income before dividends on preferred stock ........      7,313       9,021       3,678      3,481
Preferred stock dividends .........................                   (339)                  (128)
                                                      --------    --------    --------   --------
       Net income .................................   $  7,313    $  8,682    $  3,678   $  3,353
                                                      ========    ========    ========   ========
Per share data:
Average number of common shares (basic) ...........     10,273       9,551      10,342      9,964
Average number of common shares (diluted) .........     11,051      10,152      11,077     10,654
Net income per common share (basic) ...............   $   0.71    $   0.91    $   0.36   $   0.34
Net income per common share (diluted) .............   $   0.66    $   0.86    $   0.33   $   0.32

The accompanying notes are an integral part of these financial statements.

                                 JeffBanks, Inc.

            Consolidated Statement of Changes in Shareholders' Equity
                                    UNAUDITED
                                                                                          Accumulated
                                                                                         comprehensive
                                                                                            income:
                                                                                         net unrealized
                                                                                              gain
                                                                                          on securities
                                                       Common    Additional     Retained   available   Comprehensive
                                                        Stock  paid-in-capital  earnings    for sale       income     Total
                                                                                (in thousands)
Balance at December 31, 1997 ......................   $   6,094   $  95,150    $  19,308   $   1,254                $ 121,806
Net income ........................................        --          --          7,313         --     $   7,313       7,313
Issuance of common stock for
 dividend reinvestment plan .......................           4         165         --           --          --           169
Warrants exercised ................................         126       1,641         --           --          --         1,767
Cash dividends on common stock ....................        --          --         (3,098)        --          --        (3,098)
Stock split .......................................       4,147                   (4,147)        --          --          --
Other comprehensive income, net of tax
 Unrealized gain on securities, net
  of reclassification adjustment (see disclosure) -        --          --                       1,714       2,028       1,714
                                                                                                        ---------
Other comprehensive income .......................        --          --           --           --          2,028
                                                                                                        ---------
Comprehensive income ..............................        --          --           --           --     $   9,341
                                                      ---------   ---------    ---------    ---------   =========   ---------
Balance at September 30, 1998 .....................   $  10,371   $  96,956    $  19,376    $   2,968               $ 129,671
                                                      =========   =========    =========    =========               =========

Disclosure of reclassification amount:
Unrealized holding gains arising during period ...................   $ 2,028
Less: reclassification adjustment for gains included in net income      (314)
                                                                     -------
Net unrealized gains on securities ...............................   $ 1,714
                                                                     =======

                                                                                          Accumulated
                                                                                         comprehensive
                                                                                            income:
                                                                                         net unrealized
                                                                                              gain
                                                                                          on securities
                                                       Common     Additional    Retained    available  Comprehensive
                                                        Stock   paid-in-capital earnings    for sale     income       Total
                                                                                 (in thousands)
Balance at June 30, 1998 ..........................   $  10,317   $  96,348   $  16,897    $     835               $ 124,397
Net income ........................................        --          --         3,678         --     $   3,678       3,678
Issuance of common stock for
 dividend reinvestment plan .......................           3          88        --           --          --            91
Warrants exercised ................................          51         520        --           --          --           571
Cash dividends on common stock ....................        --          --        (1,199)        --          --        (1,199)
Stock split .......................................        --          --          --           --          --          --
Other comprehensive income, net of tax
 Unrealized gain on securities, net
  of reclassification adjustment (see disclosure) -        --          --                      2,133       2,209       2,133
                                                                                                       ---------
 Other comprehensive income .......................        --          --          --           --         2,209
                                                                                                       ---------
Comprehensive income ..............................        --          --          --           --     $   5,887
                                                      ---------   ---------   ---------    ---------   =========   ---------
Balance at September 30, 1998 .....................   $  10,371   $  96,956   $  19,376    $   2,968               $ 129,671
                                                      =========   =========   =========    =========               =========

Disclosure of reclassification amount:
Unrealized holding gains arising during period ...................   $ 2,209
Less: reclassification adjustment for gains included in net income       (76)
                                                                     -------
Net unrealized gains on securities ...............................   $ 2,133
                                                                     =======

   The accompanying notes are an integral part of these financial statements.

                                                     JeffBanks, Inc.

                                Consolidated Statement of Changes in Shareholders' Equity
                                                        UNAUDITED
                                                                                                     Accumulated
                                                                                                    comprehensive
                                                                                                       income:
                                                                                                   net unrealized
                                                                                                     gain (loss)
                                                                             Additional             on securities
                                                      Common    Preferred     paid-in     Retained     available Comprehensive
                                                       Stock      Stock      -capital     earnings     for sale   income     Total
                                                                                   (in thousands)
Balance at December 31, 1996 ....................   $   5,148   $     166    $  79,286   $  16,061    $    (493)         $100,168
Net income ......................................        --          --                      9,021        --     $ 9,021    9,021
Issuance of common stock for
  401(K) plan ...................................          18        --            456        --           --                 474
Issuance of common stock for
 dividend reinvestment plan .....................           5        --            145        --           --                 150
Issuance of preferred stock as
 dividends ......................................        --            18          558        (446)                           130
Conversion of preferred stock ...................          92         (92)        --
Stock issued to acquire minority interest .......         481        --          8,331                                      8,812
Warrants exercised ..............................          19        --            320        --           --                 339
Cash dividends on common stock ..................        --          --           --        (2,374)        --              (2,374)
5% stock dividend ...............................         237        --          6,103      (6,343)        --                  (3)
Other comprehensive income, net of tax
 Unrealized gain on securities, net
  of reclassification adjustment (see disclosure)        --          --           --          --          1,496    1,563    1,496
                                                                                                                 -------
 Other comprehensive income .....................        --          --           --          --           --      1,563
                                                                                                                 -------
Comprehensive income ............................        --          --           --          --           --    $10,584
                                                    ---------   ----------   ---------   ---------    ---------  ======= --------
Balance at September 30, 1997 ...................   $   6,000   $      92    $  95,199   $  15,919    $   1,003          $118,213
                                                    =========   ==========   =========    =========   =========          ========

Disclosure of reclassification amount:
Unrealized holding gain arising during period ....................   $ 1,563
Less: reclassification adjustment for gains included in net income       (67)
                                                                     -------
Net unrealized gain on securities ................................   $ 1,496
                                                                     =======

                                                                                                   Accumulated
                                                                                                  comprehensive
                                                                                                     income:
                                                                                                  net unrealized
                                                                                                   gain (loss)
                                                                             Additional           on securities
                                                      Common    Preferred     paid-in   Retained    available Comprehensive
                                                       Stock      Stock      -capital   earnings    for sale    income       Total
                                                                                   (in thousands)
Balance at June 30, 1997 ........................   $   5,434   $   170    $  86,192   $  13,751  $    (124)              $ 105,423
Net income ......................................        --        --           --         3,481       --     $   3,481       3,481
Issuance of common stock for
  401(K) plan ...................................           4      --            117        --         --          --           121
Issuance of common stock for
 dividend reinvestment plan .....................           2      --             79        --         --          --            81
Issuance of preferred stock as
 dividends ......................................        --        --            361        (466)      --          --          (105)
Conversion of preferred stock ...................          78       (78)        --          --                     --          --
Stock issued to acquire minority interest .......         481      --          8,331        --                     --         8,812
Warrants exercised ..............................           1      --            119        --         --          --           120
Cash dividends on common stock ..................        --        --           --          (847)      --          --          (847)
Other comprehensive income, net of tax
 Unrealized losses on securities, net
  of reclassification adjustment (see disclosure)        --        --           --          --        1,127       1,224       1,127
                                                                                                              ---------
Other comprehensive income .....................        --        --           --          --         --          1,224
                                                                                                              ---------
Comprehensive income ............................        --        --           --          --        --      $   4,705
                                                    ---------   -------    ---------   ---------   ---------  =========   ---------
Balance at September 30, 1997 ...................   $   6,000   $    92    $  95,199   $  15,919   $   1,003              $ 118,213
                                                    =========  ========    =========   =========   =========              =========

Disclosure of reclassification amount:
Unrealized holding gain arising during period ....................   $ 1,224
Less: reclassification adjustment for gains included in net income       (97)
                                                                     -------
Net unrealized gain on securities ................................   $ 1,127
                                                                     =======

   The accompanying notes are an integral part of these financial statements.

                                JeffBanks, Inc.

                      Consolidated Statements of Cash Flows
                                    UNAUDITED

                                                                        Nine Months Ended September 30,
                                                                                1998         1997
                                                                                 (in thousands)
Operating activities:
     Net income .........................................................   $   7,313    $   9,021
     Adjustments to reconcile net income to cash provided by
        operating activities:
     Depreciation and amortization ......................................       2,895        3,612
     Provision for credit losses ........................................       4,653        2,740
     Gain on sales of investment securities .............................        (569)        (330)
     Gain on sales of assets ............................................        --           (711)
     Mortgage loans originated for sale .................................    (137,554)     (85,862)
     Mortgage loan sales ................................................     137,535       77,616
     Increase in interest receivable ....................................      (4,249)        (919)
     (Decrease) increase in interest payable ............................        (486)       2,110
     Decrease in other assets ...........................................       2,327        1,396
     Increase in other liabilities ......................................         908        1,156
                                                                            ---------    ---------
        Net cash provided by operating activities .......................      12,773        9,829
                                                                            ---------    ---------

Investing activities:
     Proceeds from sales of investment securities available for sale ....     149,784       84,492
     Proceeds from maturities of investment securities available for sale      73,568       45,923
     Proceeds from maturities of investment securities held to maturity .        --          7,829
     Purchase of investment securities available for sale ...............    (179,148)    (159,628)
     Proceeds from sales of other real estate owned .....................       1,368        1,852
     Net increase in loans ..............................................    (190,475)     (42,632)
     Purchase of premises and equipment .................................      (5,579)      (3,468)
                                                                            ---------    ---------
        Net cash used in investing activities ...........................    (150,482)     (65,632)
                                                                            ---------    ---------

Financing activities:
     Net increase in deposits ...........................................     190,144      114,733
     Net decrease in repurchase agreements ..............................     (29,334)      (3,613)
     Net proceeds from issuance of common stock .........................       1,936        9,777
     Net proceeds from issuance of preferred stock ......................        --            106
     Net decrease in FHLB advances ......................................     (14,325)     (17,374)
     Net decrease in subordinated notes and debentures ..................      (2,750)        --
     Proceeds from issuance of preferred securities .....................        --         25,300
     Dividends paid on common stock .....................................      (3,098)      (2,374)
                                                                            ---------    ---------
        Net cash provided by financing activities .......................     142,573      126,555
                                                                            ---------    ---------

Net increase in cash and cash equivalents ...............................       4,864       70,752
Cash and cash equivalents at beginning of year ..........................     147,837       97,529
                                                                            =========    =========
Cash and cash equivalents at end of period ..............................   $ 152,701    $ 168,281
                                                                            =========    =========

   The accompanying notes are an integral part of these financial statements.

Note 1 - Allowance for Credit Losses:

                                  Nine months ended September 30,
                                         1998        1997
                                          (in thousands)
     Balance, beginning of period ..   $ 14,136    $ 16,794
     Provision charged to operations      4,653       2,740
     Loans charged off .............     (5,792)     (7,287)
     Recoveries ....................        893       2,208
                                       --------    --------
     Balance, end of period ........   $ 13,890    $ 14,455
                                       ========    ========

     The balances of impaired loans were $13,320,000 and $10,009,000 respectively, at September 30, 1998 and 1997. The allowance for credit losses associated with impaired loans was $3,134,000 and $2,336,000 respectively, at those dates. Total cash collected on impaired loans during the first nine months of 1998 and 1997, respectively, was $2,259,000 and $2,651,000, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during those respective periods was $700,000 and $771,000. No related interest income was recognized during the period.

Note 2 - Investment Securities:
     The carrying value and approximate market value of investment securities at September 30, 1998, were as follows:

                                               Gross      Gross
                                  Amortized  unrealized unrealized Approximate
                                    cost       gains      losses   fair value
                                             (in thousands)
Available for Sale:
U.S. treasury securities ......   $ 15,366   $    168   $   --     $ 15,534
Federal agency obligations ....     36,955        327       --       37,282
Mortgage backed securities ....    190,493      1,599        451    191,641
State and municipal obligations     49,670      2,933       --       52,603
Other securities ..............     25,919          2          8     25,913
                                  ========   ========   ========   ========
Total .........................   $318,403   $  5,029   $    459   $322,973
                                  ========   ========   ========   ========

Held to Maturity:
State and municipal obligations        678         21       --          699
                                  ========   ========   ========   ========
Total .........................   $    678   $     21   $   --     $    699
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

Note 7:
     Gain on sales of mortgage servicing rights of $625,000 reflected the sales of servicing on loans originated prior to 1996 after which the capitalization of servicing rights was required. The sales were made as a result of prepayment concerns, an analysis of market conditions and the impact of the servicing portfolio acquired in the acquisition of a mortgage company (see Note 11).

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

Note 9:
     On July 14, 1998 the Company declared a 5 for 3 stock split effected as a dividend of two shares of common stock for three shares held. That split is reflected in the September 30, 1998 financial statements and earnings per share computations for all periods.

Note 10:
     On July 31, 1998, the Company completed a merger with Regent Bancshares Corp. and Regent National Bank ("Regent") accounted for as a pooling of interests, which accordingly required restatement of financial statements. Under terms of the merger, each share of common stock was as of that date converted to
 .505 shares of the Company's common stock, resulting in the issuance of 1,721,960 shares of the Company's common stock, as adjusted for the stock split decribed in Note 9. Each option to acquire Regent common stock would be converted into an option to acquire .505 of a share of the Company's common stock, resulting in the issuance of up to 184,830 shares of the Company's common stock if all outstanding Regent options are converted.

Note 11:
     On August 14, 1998, the Company completed a merger with Pioneer Mortgage, Inc. ("Pioneer") accounted for as a pooling of interests, which accordingly required restatement of financial statements. The changes reflecting such restatement were not material. Pioneer is a mortgage company which operates within the Company's southern New Jersey market with seven mortgage loan originators.

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

Results of Operations

Net income. Net income for the Company amounted to $7.3 million for the nine months ended September 30, 1998 as compared to $8.7 million for the nine months ended September 30, 1997, a decrease of approximately 16%. The decline resulted from the Regent acquisition, which was accounted for as a pooling of interests, requiring restatement of the Company's financial statements. The decline reflected approximately $2 million of non-interest expenses which were directly related to the consolidation of the acquisition, as well as a $1.5 million provision for credit losses in 1998 compared to $100,000 in 1997 for Regent. The increase in the provision was the amount necessary to increase the reserve to levels determined by an analysis which applied estimated loss ratios to various categories of Regent loans. Also in 1998, Regent recognized a $1.0 million loss on truck leases which were originally collateral against a loan, and which Regent had classified as an other asset in 1997. In 1998, based upon the minimal current and future expected collections and other analysis, the loss was recognized. Significant cost savings resulting from the merger were not reflected in the periods prior to third quarter 1998, during which quarter the majority of cost savings were already being realized. Third quarter net income of $3.7 million reflected approximately $615,000 of tax effected expenses related to the merger.

Net Interest Income and Average Balances. Net interest income was $44.9 million for the first nine months of 1998, compared to $40.8 million for the first nine months of 1997, an increase of $4.1 million or 10%. Yields on interest earning assets, on a tax equivalent basis, decreased to 8.30% for the first nine months of 1998 from 8.52% in the prior year period, a difference of .22 %. The decrease reflected lower loan yields, and the impact of holding a greater proportion of lower rate indirect automobile loans, as compared to the prior year. The cost of interest bearing liabilities decreased to 4.92% for the first nine months of 1998 from 4.95% in the prior year period, a difference of .03%. Accordingly, the net interest margin on the Company's interest earning assets decreased to 4.11% in 1998 as compared to 4.28% in the comparable prior year period, a difference of .17%.
     Average balances for non-interest bearing demand deposits increased to $160.8 million in 1998 compared to $141.0 million in 1997, an increase of $19.8 million or 14%. Average balances for savings, money market and interest checking increased to $467.9 million in 1998 compared to $374.3 million in the comparable 1997 period, an increase of $93.6 million or 25%. Of the increase, approximately $47.9 million reflected increases in short term money market deposits from entities at which a director of the Company is an officer. Savings and money market deposits at September 30, 1998 reflected $50.5 million of such deposits. Interest on the deposits is paid at money market rates.
     In the first nine months of 1998, average interest earning assets totaled $1.515 billion, an increase of $221.8 million or 17% over the 1997 comparable period. Reflected in that net increase was a $150.7 million or 16% increase in average loans to $1.083 billion. In the second and third quarters of 1998, the Company made fixed rate loans totaling $99.2 million to an employee stock ownership plan. The loans were made to reduce the Company's exposure to lower interest rate environments. The loans represent a refinancing and are grandfathered as to partial tax exempt status under current tax laws; thus, 50% of the interest thereon is tax exempt.

Non-Interest Income. Total non-interest income for the first nine months of 1998 was $10.8 million compared to $9.6 million for the first nine months of 1997, an increase of $1.2 million or 13%. Gain on sales of mortgage servicing rights of $625,000 reflected the sales of servicing on loans originated prior to 1996 after which the capitalization of servicing rights was required. The sales were made as a result of prepayment concerns, an analysis of market conditions and the impact of the servicing portfolio acquired in the acquisition of Pioneer. Gain on sales of residential mortgages and capitalized mortgage servicing rights increased to $2.4 million in 1998, an increase of $231,000 or 11% over 1997. The increase in 1998 reflected an increase in residential mortgage loan originations. Gain on sales of securities increased to $569,000 for the first nine months of 1998, an increase of $239,000 over 1997. The majority of the sales were made for asset liability management purposes as a result of the disproportionately large securities portfolio acquired in the merger with Regent. Other income increased to $1.7 million for the first nine months of 1998, an increase of $363,000 or 28% from the comparable 1997 period. The increase reflected an increase of $256,000 in service charges for non customer usage of ATMs over 1997.

Non-Interest Expense. Total non-interest expense for the first nine months of 1998, was $40.9 million, compared to $35.4 million for the comparable prior year period, an increase of $5.5 million or 16%. Salaries and employee benefits amounted to $18.3 million in the first nine months of 1998 compared to $16.2 million for the first nine months of 1997, an increase of $2.1 million or 13%. The increase reflected increases of approximately $391,000 resulting from new branches, approximately $209,000 in the consumer loan department and $328,000 in the commercial loan department. The increase also reflected $859,000 resulting from the merger with Regent, substantially all of which resulted from payments to departing employees under the terms of various employment contracts.
     Occupancy expense increased to $3.5 million in 1998, from $3.1 miilion in 1997, an increase of $421,000 or 13%. Reflected in that increase is approximately $175,000 termination expense for a lease abandoned in connection with the Regent merger. Other increases reflect new branches and additional office space for the Company's principal office.
     Depreciation expense increased to $1.8 million for the first nine months of 1998, an increase of $296,000 or 19% from the comparable 1997 period. The increase reflected the implementation of approximately $1.6 million of hardware and software for a branch automation and sales tracking system.
     FDIC expense decreased to $101,000 in 1998 as compared with $390,000 in 1997, as a result of increases in Regent capital ratios which resulted in decreases in its assessment.
     Data processing expense increased to $926,000 in 1998, an increase of $173,000 or 23% over the prior year. Approximately one third of the increase resulted from charges related to the conversion of Regent computer processing.
     Legal expense decreased to $1.6 million in 1998, a decrease of $410,000 or 20% from the prior year. The primary factor in the decrease was a decrease in Regent legal fees resulting from a program for automobile insurance premium financing (IPF). Regent legal expense decreased to $498,000 in 1998 from $1.3 million in 1997. Additionally, in 1998, approximately $200,000 in legal fees related to the Regent merger were incurred.
     Stationery, printing and supplies increased to $943,000 for 1998, an increase of $211,000 or 29% over the prior year. The increase reflects approximately $50,000 of printing costs for the Regent merger, as well as increased expenses resulting from branch growth.
     Advertising expense increased to $1.0 million for the first nine months of 1998, an increase of $134,000 or 15% over the prior year. Expenditures in 1998 were increased to promote various bank services and locations to reach customers who might be displaced as a result of in-market bank mergers, and other strategies.
     Other real estate owned maintenance expense increased to $307,000 for 1998, an increase of $144,000 or 88% over 1997. The 1998 amount related to expenses on approximately 30 properties.
     Amortization of intangibles decreased to $731,000 for the first nine months of 1998, a decrease of $297,000 or 29% from the prior year. The decrease resulted primarily from the year end 1997 reduction in the valuation allowance for deferred tax assets acquired as a result of the acquisition of Constitution Bank. That reduction increased related realizable deferred tax assets and decreased goodwill, and corresponding goodwill amortization.
     Credit card origination expense increased to $661,000 for the first nine months of 1998, an increase of $275,000, or 71% over 1997. The increase reflected origination costs incurred in connection with the Company's efforts to expand its retail credit card portfolio.
     Credit card processing expense increased to $643,000 for the first nine months of 1998, an increase of $273,000, or 74% over 1997. The increase reflected increases in the outstanding number of credit card accounts, and related increases in transaction volume.
     Merchant card expense increases of $183,000 in 1998 as compared to 1997 were more than offset by a $227,000 increase in related merchant credit card deposit fees shown under non-interest income.
     The $1.0 million loss on other assets in 1998 resulted from the write off of balances due on truck leases which were originally collateral against a loan, and which Regent had classified as an other asset. In 1998, based upon the minimal current and future expected collections and other analysis, the loss was recognized.
     Other expense increased to $7.0 million in 1998 from $5.5 million in 1997, an increase of $1.5 million or 27%. Included in other expense in 1998 was a $275,000 Regent expense for an investment banker, and $450,000 of other expenses related to the consolidation of Regent. Those other expenses included a $249,000 loss on personal property which could not be located, or was worthless, and approximately $100,000 of accounting and registration fees. Also reflected in the increase in other expense was a $150,000 increase in telephone expense.
     Significant cost savings resulting from the Regent merger were not reflected in periods prior to third quarter 1998, during which quarter the majority of cost savings were already being realized. Third quarter non-interest expense reflected, in the aggregate, merger and consolidation expenses of approximately $800,000. On an after tax basis, those expenses served to reduce third quarter net income by approximately $615,000.
     Income Taxes. The effective tax rate of 28% for the first nine months of 1998 and 23% for the third quarter of 1998, reflected the grandfathered partial tax exempt status of $99.2 million of ESOP loans made in the second and third quarters of 1998. Tax exempt interest on state and municipal obligations also serves to reduce effective tax rates.

Liquidity and Capital Resources. The major sources of funding for the Company's investing activities have historically been cash inflows resulting from increases in deposits. Such increases have been utilized primarily to fund net increases in loans. FHLB advances have also been utilized as an alternative funding source, when relative interest costs were less than those for deposits. Funds not needed for operations are invested primarily in daily federal funds sold and securities.
     Net increases in loans were $190.5 million for the first nine months of 1998 as compared to net increases of $42.6 million for the comparable 1997 period. Cash outflows required for mortgage loans originated for sale amounted to $137.6 million for the first nine months of 1998 compared to $85.9 million for the first nine months of 1997. The majority of $149.8 million of 1998 securities sales resulted from the then current Regent management's efforts to restructure substantially all of its $110 million securities portfolio. The majority of 1997 securities sales also resulted from prior management's attempts to restructure the portfolio. Rationales for the restructuring reflected regulatory input and requirements. At September 30, 1998 the Company's subsidiaries exceeded "well capitalized" ratios as determined by the appropriate regulatory authorities. The following table sets forth the regulatory capital ratios of the Company and its wholly-owned banking subsidiaries, Jefferson Bank (Jefferson PA) and Jefferson Bank of New Jersey (Jefferson NJ) at that date.

                                       Tier 1 Capital to           Tier 1 Capital to         Total Capital to
                                            Average                 Risk-Weighted              Risk-Weighted
                                          Assets Ratio              Assets Ratio               Assets Ratio
                                   September 30,  December 31, September 30, December 31, September 30, December 31,
                                        1998          1997         1998        1997          1998         1997
Entity:
JBI ..........................           8.66%        9.35%       11.69%       12.83%       15.22%       17.09%
Jefferson PA .................           7.19%        7.52%        9.54%       10.57%       13.03%       14.84%
Jefferson NJ .................           6.72%        7.04%        9.19%        9.23%       13.11%       13.57%
"Well capitalized" institution
    (under FDIC Regulations) .           5.00%        5.00%        6.00%        6.00%       10.00%       10.00%

Asset and Liability Management
The following table summarizes repricing intervals for interest earning assets and interest bearing liabilities as of September 30, 1998 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated.

                                            Within      Four to
                                            Three       Twelve     One to Two  Three to Five   Over Five
                                            Months      Months        Years        Years         Years
                                                              (dollars in thousands)
Interest earning assets:
   Investment securities:
    Federal funds sold ................   $ 100,325
    Available for sale:
      Taxable investment securities ...      34,139    $  19,559    $  14,146     $ 114,435     $  88,091
      Non-taxable investment securities         886          245          115           182        51,175
    Held to maturity:
      Non-taxable investment securities        --           --            258           195           225
   Mortgages held for sale ............       4,346         --           --            --            --
   Loans net of unearned discount .....     392,180      207,672      168,485       282,603       133,514
                                          ---------    ---------    ---------     ---------     ---------
Total interest earning assets .........     531,876      227,476      183,004       397,415       273,005
                                          ---------    ---------    ---------     ---------     ---------


Interest bearing liabilities:
   Savings and money market deposits ..      42,109       59,252       69,951       286,174          --
   Time deposits ......................     186,793      381,425       58,175        14,844           702
   Securities sold under repurchase
     agreements .......................      41,577         --           --            --            --
   FHLB advances ......................     189,186         --           --            --            --
   Subordinated notes and debentures ..        --           --           --           9,000        23,000
   Preferred securities ...............        --           --           --            --          25,300
                                          ---------    ---------    ---------     ---------     ---------
Total interest bearing liabilities ....     459,665      440,677      128,126       310,018        49,002
                                          ---------    ---------    ---------     ---------     ---------
Gap ...................................   $  72,211    $(213,201)   $  54,878     $  87,397     $ 224,003
                                          =========    =========    =========     =========     =========
Cumulative gap ........................   $  72,211    $(140,990)   $ (86,112)    $   1,285     $ 225,288
                                          =========    =========    =========     =========     =========
Gap to assets ratio ...................           4%        -12%            3%            5%           13%
Cumulative gap to assets ratio ........           4%         -8%           -5%            *            13%

*Less than 1%.

     The above table reflects prepayment and repricing estimates which may be modified by management and independent advisors.

Loan Portfolio. The following table summarizes the loan portfolio of the Company by loan category and amount at September 30, 1998 and corresponds to appropriate regulatory definitions. Loans with a principal amount in excess of 2% of the Company's equity capital are generally considered to be large loans. By this standard, large loans were those exceeding $2.6 million at September 30, 1998. Large loans as a percentage of total loans at that date were 16%.

                                                                  Book Value
                                                                 (dollars in
                                                                  thousands)
Loans secured by real estate:
     Construction and land development .......................   $   98,541
     Secured by 1-4 family residential properties ............      206,731
     Secured by multifamily (5 or more) residential properties       37,009
     Secured by non-farm non-residential properties ..........      283,275

Commercial and industrial loans:
     To U.S. addresses (domicile) ............................      236,755

Loans to individuals for household, family and other personal expenditures (consumer):
     Credit cards and related plans ..........................       24,401
     Other ...................................................      274,791
Tax exempt industrial development obligations ................        4,217
All other loans ..............................................        1,934
Lease financing receivables, net of unearned income ..........       21,146
                                                                 ----------
     Total ...................................................   $1,188,800
                                                                 ==========

Non-Performing Loans. The following table presents the principal amounts of non accrual and renegotiated loans (1) at September 30, 1998 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest. At September 30, 1998 the ratio of the allowance for credit losses to total loans amounted to 1.17%. On an annualized basis, the ratio of net charge-offs to average loans was .60% for the nine month period ended September 30, 1998.

                                                      September 30,                           December 31,
                                                      1998      1997       1997      1996        1995       1994       1993
                                                                              (dollars in thousands)
Loans accounted for on a non-accrual basis ......  $ 13,320   $10,009     $ 9,857    $15,106    $16,695    $13,925    $ 8,955
Loans renegotiated to provide a reduction or
   deferral of interest or principal ............      --         --         --         --         --        1,367      1,493
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing loans (1) ..................    13,320     10,009      9,857     15,106     16,695     15,292     10,448
                                                    -------    -------    -------    -------    -------    -------    -------
Other real estate owned .........................     3,836      2,946      2,265      4,237      4,260      6,093      5,937
Non performing IPF receivables ..................                                                 4,778
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing assets (1) .................   $17,156    $12,955    $12,122    $19,343    $25,733    $21,385    $16,385
                                                    =======    =======    =======    =======    =======    =======    =======
Non-performing loans/total loans (1) ............      1.12%      1.04%      0.98%      1.65%      1.90%      2.15%      1.79%
Non-performing assets/total loans and
   non-performing assets (1) ....................      1.44%      1.34%      1.20%      2.11%      2.44%      2.98%      2.78%
Loans past due 90 days or more as to interest
   or principal payments still accruing interest
   and not included in non-accrual loans ........   $ 6,661    $ 5,201    $ 5,460    $ 5,455    $ 7,992    $ 6,584    $ 4,984
                                                    =======    =======    =======    =======    =======    =======    =======



Non-accrual loans(1) increased to $13.3 million at September 30, 1998 compared to $9.9 million at December 31, 1997. The increase reflected approximately $7.5 million of additions, $1.5 million of charge-offs, $2.3 million of payments and $367,000 transferred to other real estate.

     Other real estate owned amounted to $3.8 million at September 30, 1998 compared to $2.3 million at December 31, 1997. Activity in the nine months ended September 30, 1998 reflected $2.9 million of additions with sales and other receipts of $1.4 million, $367,000 transfers from non-accrual and charge-offs and other write downs of $332,000.

Interest on Non-Accrual Loans(1). If interest on non-accrual loans had been accrued, such income would have been $700,000 and $771,000, respectively for the first nine months of 1998 and 1997.

Provision for Credit Losses. The provision for credit losses for the first nine months of 1998 was $4.7 million compared to $2.7 million in the first nine months of 1997. The $2.0 million increase in 1998 over 1997 reflects an increase in Regent's provision for credit losses to $1.5 million in 1998 compared to
$100,000 in 1997. The increase in the provision was the amount necessary to increase the reserve to levels determined by an analysis which applied estimated loss ratios to various categories of Regent loans.
-----------------------------------------
(1) Excluding loans past due 90 days or more still accruing interest.

Summary of Credit Loss Experience. The following table summarizes the credit loss experience of JBI for the periods shown. The IPF charge-offs and other Regent losses have been included in this table, as a result of the restatement required by pooling of interest accounting, for all periods prior to the third quarter 1998 merger date.

                                                  September 30,                          December 31,
                                                 ----------------      -------------------------------------------------
                                                  1998      1997       1997      1996        1995        1994       1993
                                                                       (dollars in thousands)
Balance in the allowance for credit losses at
    beginning of period .....................   $14,136    $16,794    $16,794    $21,492    $10,700    $ 8,189    $ 7,546
                                                -------    -------    -------    -------    -------    -------    -------

Loans charged-off:
    Commercial ..............................       471      3,032      2,254      2,510      2,817      1,336        790
    Construction ............................       213       --         --          473       --          190       --
    Real estate mortgage ....................     1,921      3,115      4,254      4,724      1,716      2,123      1,464
    Credit card .............................     1,874        501        835        160         16       --         --
    IPF .....................................      --         --                   8,967       --         --         --
    Installment and lease financing .........     1,313        639      1,362        522        435        272        243
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................     5,792      7,287      8,705     17,356      4,984      3,921      2,497
                                                -------    -------    -------    -------    -------    -------    -------

Recoveries:
    Commercial ..............................       366        165        216        109        266        393         77
    Construction ............................      --         --         --         --         --         --            1
    Real estate mortgage ....................       292      1,227      1,276        901        439        196         65
    Credit card .............................        37          9          9       --         --         --         --
    IPF .....................................                  752        757      1,482       --         --         --
    Installment and lease financing .........       198         55         89         51         59         28         28
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................       893      2,208      2,347      2,543        764        617        171
                                                -------    -------    -------    -------    -------    -------    -------
Net charge-offs .............................     4,899      5,079      6,358     14,813      4,220      3,304      2,326
Acquisitions ................................      --         --         --         --        6,121      3,098       --
Provision charged to operations .............     4,653      2,740      3,700     10,115      8,891      2,717      2,969
                                                -------    -------    -------    -------    -------    -------    -------
Balance in allowance for credit losses at end
    of period ...............................   $13,890    $14,455    $14,136    $16,794    $21,492    $10,700    $ 8,189
                                                =======    =======    =======    =======    =======    =======    =======
Net charge-offs/average loans ...............      0.60%      0.73%      0.74%      1.63%      0.53%      0.51%      0.42%


YEAR 2000
     The Company has been actively involved in Year 2000 ("Y2K") issues. The Company has assessed its state of readiness by evaluating its information technology ("IT") and non-IT systems. The IT systems consist of data processing services owned by service providers, an administrative network, various networked computers and equipment. Service providers have developed a project time line to meet all deadlines as prescribed by the FDIC. They have provided updates on their progress in meeting those goals which document that they are meeting the FDIC guidelines. The administrative network is in the process of being fully tested. All equipment and software has been updated or replaced with Y2K-determined compliance. The Company has made the following determinations in regard to Y2K issues relating to third parties. The Federal Reserve Bank and other regulatory agencies, both federal and state, all purport to be in compliance or on schedule with Y2K issues. Vendors are substantially fungible and alternative sources for any with Y2K problems can be utilized. For depositors the Company has provided public forums to discuss Y2K issues, however, the Company does not anticipate any significant Y2K issues with its deposit base. With regard to borrowers, each loan made since June 1, 1998 has been evaluated as to its Y2K issues. Loan officers are in the process of determining any special exposures. Based upon its knowledge of its portfolio, no significant special exposures are known. The Company's allowance for credit losses will reflect any potential Y2K related losses. The Company replaced hardware and software through prior expenditures and did not accelerate any replacement periods. All labor costs were incurred using existing staff. Outside vendors will be utilized during the testing phase of the Company's plan. Such incremental costs for 1999 are not currently anticipated to exceed $200,000.
     The Company anticipates that the most likely worst case senario will be a combination of several borrowers experiencing short term Y2K cash flow problems and a pre Y2K increase in cash demand by customers. The Company does not consider a failure of its computer system as likely because of pre Y2K preparation. The other failure commonly discussed is a failure of the power grid. Based upon communications with its power companies, the Company does not consider that likely. If the Company has borrowers that experience Y2K cash flow problems, they will be dealt with in the same routine manner by which normal cash flow interruptions experienced by borrowers are addressed. Any increase in cash demand will be funded by the Company's normal currency ordering procedures.


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

                                JEFFBANKS, INC.
                                  (Registrant)

Dated:  October 30, 1998             By /s/ Paul Frenkiel
                                      ------------------------------------------
                                      Paul Frenkiel
                                      Chief Financial Officer

Dated:  October 30, 1998             By /s/ Martin F. Egan
                                      ------------------------------------------
                                      Martin F. Egan
                                      Assistant Secretary