Form 10-K
period 1998-12-31
JEFFBANKS INC
filed 1999-03-31
CIK 904101

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR


/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ------  to ------
                        Commission File Number 0-22850

                                JEFFBANKS, INC.
            (Exact name of registrant as specified in its charter)

               Pennsylvania                                       23-2189480
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

            1845 Walnut Street                                      19103
             Philadelphia, PA                                    (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code: (215) 861-7000
                           -------------------------
          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                Name of each exchange on which registered

-----------------------------------------         ------------------------------------------
-----------------------------------------         ------------------------------------------


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

                                Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon closing sale price as quoted on The NASDAQ Stock Market on March 16, 1999: $171,080,000. There is no non-voting common equity of the registrant outstanding.

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 10,487,715 shares of common stock were outstanding as of March 16, 1999.

===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement (the "Proxy Statement") for registrant's 1999 Annual Meeting of Shareholders to be held on May 21, 1999 are incorporated by reference in Part III of this Form 10-K.

                                    Part I



ITEM 1. BUSINESS

General

     JeffBanks, Inc. (the "Company") is a Pennsylvania chartered, registered bank holding company headquartered in Philadelphia with two wholly-owned subsidiaries, Jefferson Bank ("Jefferson PA") and Jefferson Bank of New Jersey ("Jefferson NJ"). The Company operates principally through its subsidiary banks, which are engaged in the commercial banking business in Philadelphia, Pennsylvania and its immediately adjacent Pennsylvania and New Jersey suburbs. The Company currently operates thirty-one retail branch offices, two loan production offices, and an operations center.

     During the five year period ending December 31, 1998, the Company's total assets grew to $1.6 billion, from $1.0 billion, its deposits grew to $1.3 billion from $823.5 million and its shareholders' equity grew to $131.7 million from $79.8 million. The Company also enjoyed increased profits during the period as its net income grew from $5.0 million in 1993 to $11.4 million in 1998. The Company's growth over this period reflected both internal growth and the acquisition of Regent National Bank (1998), United Valley Bank (1997), Constitution Bank (1995), Security First Bank (1994), and Bank of Chester County (1994).

     The Company's primary strategy for further growth is to continue expansion of its market presence as the "small and middle-market business bank". The Company has sought to implement its strategy by targeting the banking needs of high net worth or high income individuals within its market area and the businesses which they own or control. To attract this market, the Company provides specialized commercial lending, cash management, lease financing and personal credit services. In its commercial lending, the Company seeks to respond to its targeted market by customizing the terms of its loans to the specific or special needs of individual customers or their businesses. Such services are also intended to aid in generating loans and deposits from the Company's targeted market. The Company believes that satisfactory attention to this selected market requires a combination of the services of the type described above (which the Company believes are frequently unavailable at small banks), and the personal attention of senior management (which the Company believes is often unavailable to such customers at major financial institutions). The customers in this market generally require relatively small amounts of credit (generally not in excess of $5 million, and often less than $1 million), but often seek customized solutions to their financial requirements. The Company has also achieved growth through acquisitions during the past five years. The Company will consider future acquisitions as opportunities may arise. There can be no assurance, however, that the Company will make future acquisitions.

     The Company provides a wide range of banking services for individuals and businesses in addition to the more specialized services referred to previously. For individuals, the Company provides services which include demand, interest checking, money market and other saving accounts, as well as certificates of deposit. The Company also offers home banking by computer, telephone banking services, automatic teller services through the MAC inter-bank automated teller system, night depository services, safe-deposit facilities, consumer loan programs (including installment loans for home repairs and for the purchase of consumer goods such as automobiles and boats), home equity loans, credit card plans with Visa and Mastercard, revolving lines of credit, automobile leases, residential construction loans and permanent mortgages for single family and multi-family homes. For businesses, the Company additionally offers short-term loans for seasonal and working capital purposes, term loans secured by real estate and other assets, loans for construction and expansion needs, including residential construction, equipment and automobile leasing, revolving credit plans and other commercial loans, cash management services and merchant credit card depository programs. The Company also makes indirect automobile loans to consumers through automobile dealerships. The Company does not offer trust services. Potential trust customers are referred to several institutions which offer trust services.

     Deposits obtained through the Company's branch system have been the principal source of funds for use in the Company's lending activities. At December 31, 1998, the Company had total deposits of $1.3 billion. Of that total, 47% represented time deposits, 37% represented interest checking and savings and money market deposits and 16% represented demand (non-interest bearing) deposits.

     At December 31, 1998, the Company had a net loan portfolio (excluding mortgage loans held for sale) of $1.2 billion, representing 74% of total assets at that date. The loan portfolio of the Company is categorized into commercial, commercial mortgage, construction, direct lease financing, consumer (including indirect and direct automobile loans and home equity), credit card and residential mortgage. At December 31, 1998, commercial mortgages and other commercial loans, including construction and direct financing leases, were $768 million or approximately 63% of the Company's net loan portfolio. Although in making its loans the Company relies upon its evaluation of the creditworthiness and debt-servicing capability of a borrower, its loans typically are secured by residential or commercial real property, automobiles, equipment, fixtures and other collateral. The Company does not generally engage in non-recourse lending (i.e., lending as to which the lender only looks to the asset securing the loan for repayment) and generally will require the principals of any commercial borrower to personally guarantee the loan. The Company does not generally engage in out-of-area lending, although it may accept significant amounts of out-of-area collateral security (such as a second home or other collateral) from borrowers in the Philadelphia area.

     The Company has been active in originating residential mortgage loans for the purposes of resale to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other entities. For the year ended December 31, 1998, the Company originated $203.2 million of such mortgage loans. The Company originates these loans through both its origination staff and its branches and generally retains the servicing on loans sold. Originations are sold without recourse to the Company. The Company generally obtains commitments to sell its mortgage originations as they are made, to minimize the interest rate risk of holding such originations. At December 31, 1998, the Company had approximately $14.6 million of mortgage loans held for sale.

     Additionally, the Company periodically purchases the right to service other portfolios located in its geographic markets. Amounts so purchased are subject to, and limited by, management's assessment of the prepayment risk of the underlying portfolio. Under its mortgage servicing arrangements, the Company collects and remits loan payments, maintains related account records, makes or monitors insurance and tax payments, makes any required physical inspections of property, pursues collection efforts with delinquent mortgagors and supervises foreclosures and property dispositions. At December 31, 1998, the Company was servicing real estate loans for other investors in an aggregate principal amount of approximately $363.4 million.

     In 1995 the Company began a credit card program which, because of the significant additional expenditures the Company would be required to make in order to increase the size of the credit card portfolio to achieve cost efficiency, the Company has determined to discontinue in 1999. At December 31, 1998, the credit card portfolio approximated $22.8 million. This portfolio will be sold at the time the program is terminated.

Competition

     In its Philadelphia metropolitan service area, the Company is subject to intense competition for customers from numerous commercial banks, savings and loan associations and other financial institutions. In the Company's target market of small and middle-market businesses and their owners, the Company believes that its principal competitors include Sovereign Bank and Commerce Bank. The Company actively competes with these and other institutions for deposits and local retail and commercial accounts. Many of its competitors, including Sovereign, have significantly greater financial resources than the Company. In consumer transactions, which typically involve loans in amounts far less than the lending limit of either of the subsidiary banks, the Company believes it is able to compete on a substantially equal basis with larger financial institutions. In commercial loan transactions, Jefferson PA's lending limit to a single customer (approximately $22 million as of December 31, 1998) enables the Company to compete effectively for the credit needs of the middle-market and small businesses which constitute its target market, while the lending limit of Jefferson NJ (approximately $1.7 million at December 31, 1998) enables it to effectively compete for the credit needs of small businesses. For middle market businesses, Jefferson NJ may rely on the lending limit of Jefferson PA which participates in loans which exceed Jefferson NJ's lending limit. These lending limits are, however, considerably below those of various competing institutions. In competing with other banks, as well as savings and loans associations and other financial institutions, the Company seeks to provide personalized services through officers' and directors' knowledge of the Company's primary service area and customers. The size of such customers, in management's opinion, often inhibits close attention to their needs by larger institutions.

     In addition to competition from other commercial banks and savings and loan associations, commercial banks are experiencing competition from non-traditional sources. Industrial, retail, securities and insurance companies through their financial services units and through various new products and services, are providing significant competition in traditional banking activities. These competitors are not regulated on the same basis as banks.

Acquisition Activity

     The Company has been active in acquiring banks and other financial institutions within its service area. During the past two years the Company has made the following acquisitions:

     In July 1998, the Company, through Jefferson PA, acquired Regent Bancshares, Inc. and its banking subsidiary, Regent National Bank ("Regent"), for 1,721,960 shares of the Company's common stock and the conversion of outstanding Regent options into options to purchase 184,830 shares of the Company's common stock at an average exercise price of $15.76. Regent was a nationally chartered banking institution engaged in commercial and retail banking with one office in Philadelphia. Regent had total assets of $240.3 million at the time of acquisition. The acquisition was accounted for under the pooling of interests method of accounting.

     In August 1998, the Company acquired Pioneer Mortgage, Inc. ("Pioneer") for 99,293 shares of the Company's common stock. Pioneer is a mortgage company which operates in the southern New Jersey portion of the Company's service area, and during 1998, originated $89 million of mortgage loans, primarily on single family homes.

     On January 21, 1997, the Company, through Jefferson PA, acquired United Valley Bancorp, Inc. and its banking subsidiary, United Valley Bank ("UVB"), for 1,311,236 shares of the Company's common stock and the conversion of outstanding UVB warrants into warrants to purchase 446,916 shares of the Company's common stock at an exercise price of $6.74 per share. UVB was a Pennsylvania chartered banking institution engaged in commercial and retail banking with one principal office in Philadelphia. UVB had total assets of $121.1 million at the time of acquisition. The acquisition was accounted for under the pooling of interests method of accounting.

     Previously, the Company had acquired Constitution Bank (with $122.0 million in total assets) in 1995, Security First Bank (with $33.8 million in total assets) in 1994 and Bank of Chester County (with $57.8 million in total assets) in 1994.

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

General

     The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Holding Company Act"). As such, it is required to file an annual report with the Federal Reserve Board ("FRB") and provide such additional information as the FRB may require pursuant to the Holding Company Act, and is also subjected to regular examination by the FRB. The Holding Company Act limits the activities which may be engaged in by the Company and its subsidiaries to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the FRB has found, by order or regulation, to be so closely related to banking or managing or controlling banks as to be proper incidents thereto. Such activities include, among other things, and, subject to certain limitations, operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; acting as an insurance agent for certain types of credit related insurance and providing certain securities brokerage services for customers. The Company has no present plans to engage in any of these activities other than through its subsidiary banks. The FRB has adopted certain capital adequacy guidelines pertaining to bank holding companies. The Company currently exceeds all such guidelines. For a discussion of these guidelines, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

     As of December 31, 1998, Jefferson PA had $39.6 million of undivided profits legally available for the payment of dividends. Jefferson NJ had $2.7 million available for the payment of dividends as of that date.

Pennsylvania Regulation of Jefferson PA

     As a Pennsylvania state-chartered commercial bank, Jefferson PA is subject to the applicable provisions of the 1965 Code, and the regulations of the Pennsylvania Department of Banking adopted thereunder. Jefferson PA derives its lending and investment powers from these laws and is subject to examination from time to time by the PA Department. The most recently concluded examination of Jefferson PA by the PA Department was conducted as of December 31, 1997. The 1965 Code provides for extensive regulation of the business of Jefferson PA, including limitations on the amount of interest it may charge on various loans, limitations on the amount of credit it may extend to any one customer and limitations on its ownership of shares of stock in other entities, including banks and trust companies. Any merger of Jefferson PA and another institution must receive the prior approval of the PA Department. In addition, the 1965 Code prohibits any person from acquiring more than 10% of any class of outstanding stock of any bank (5% of any such class if the bank had net operating loss carry forwards, as defined in the Internal Revenue Code, in excess of 20% of the bank's total shareholders' equity) without the prior approval of the PA Department. Exempted from prior approval of the PA Department are stock acquisitions by the issuing bank or a person who controls the bank and acquisitions through a merger or consolidation approved by the U.S. Comptroller of the Currency. The 1965 Code regulates the establishment of branch offices and sets minimum capital stock and surplus requirements (with which Jefferson PA complies). Under the 1965 Code, banks are permitted to operate branch offices statewide. Approval of the PA Department is required for amendments to the Articles of Incorporation of Jefferson PA.

New Jersey Regulation of Jefferson NJ

     As a state-charted commercial bank, Jefferson NJ is subject to the applicable provisions of the 1948 Act and the regulations of the New Jersey Department of Banking (the "NJ Department") adopted thereunder. Jefferson NJ derives its lending and investment powers from these laws, and is subject to examination from time to time by the NJ Department. The most recent examination of Jefferson NJ by the NJ Department was as of August 17, 1998. Jefferson NJ is required to comply with various provisions of New Jersey law regarding its deposits and lending business, including limitations on the amount of interest it may charge on various loans, limitations on the amount of credit it may extend to any one customer, restrictions on the amount of capital which may be used for fixed assets and limitations on the amount and nature of its investment in certain entities. In addition, New Jersey law sets minimum capital stock and surplus requirements (with which Jefferson NJ presently complies) and regulates the establishment of branch offices. Approval of the NJ Department is also required for amendments to the Certificate of Incorporation of Jefferson NJ.

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

Regulations Concerning Liquidity and Capital

     Each regulatory agency referred to above evaluates the adequacy of liquidity of the Company and/or its subsidiary banks at the time of their respective examinations. None of these agencies has required specific liquidity amounts or percentages. Instead, to assess adequacy the agencies consider a variety of factors including historical deposit stability, success in generating new deposits, loan demand and other factors. Based upon current liquidity levels and policies, each agency has, as a result of its most recently concluded examination, determined liquidity and related policies to be adequate. For a discussion of capital adequacy guidelines promulgated by regulators, and the compliance of the Company and its subsidiary banks with such guidelines, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Federal Change in Control and Acquisition Regulation

     Under the Change in Bank Control Act of 1978 and regulations thereunder, persons who intend to acquire control of a bank or bank holding company are required to give at least 60 days prior written notice to the FRB (in the case of a bank holding company) or the FDIC (in the case of a state-chartered non-member bank such as Jefferson PA or Jefferson NJ). Control for the purpose of this regulation exists when the acquiring party obtains voting control of at least 25% of any class of the bank's or holding company's voting securities. Subject to rebuttal, control is presumed to exist when the acquiring party obtains voting control of at least 10% of any class of the bank's or holding company's voting securities if (i) securities issued by the bank or holding company are registered pursuant to Section 12 of the Exchange Act, or (ii) following the acquisition, there would be no holder of that class of the bank's or holding company's voting securities with a holding larger than the acquiring party. Under the Holding Company Act, a company cannot acquire control of a bank or a bank holding company without the prior approval of the FRB. Control has substantially the same definition for these purposes as under the Change in Bank Control Act of 1978. The Holding Company Act and the Change in Bank Control Act of 1978 authorize the FRB or FDIC, as the case may be, to disapprove any such acquisition on certain specified grounds. With respect to the acquisition of banking organizations, the Company is required to obtain the prior approval of the FRB before it may merge or consolidate with another bank holding company, acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such share acquisition, it will own or control more than 5% of the voting shares of such bank. The Holding Company Act generally prohibits the FRB from approving the acquisitions by the Company, or any voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside Pennsylvania, unless specifically authorized by the laws of the state in which the target bank is located.

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

The Improvement Act

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act") financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards developed by

FDIC regulations. Under the Improvement Act, institutions must be classified in one of five defined categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). In the event an institution's capital deteriorates to the undercapitalized category or below, the Improvement Act prescribes an increasing amount of regulatory intervention, including the adoption by a bank of a capital restoration plan, a guarantee of the plan by its parent holding company and the placement of a hold on increases in assets, number of branches and lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. For well capitalized institutions, the Improvement Act provides authority for regulatory intervention when the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. For information concerning capital requirements applicable to the Company's subsidiary banks and their capital levels at December 31, 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As set forth therein, under currently existing standards, the Company and both of its subsidiary banks are deemed to be "well capitalized."

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

The Riegle-Neal Act

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal Act") has eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies as of September 29, 1995. The law permits interstate branching by banks subject to the ability of states to opt-out completely. Both Pennsylvania and New Jersey have adopted legislation permitting out-of-state bank holding companies to acquire in-state banks and to establish branch banks. The Company believes that the effect of these new laws has been, and will continue, to increase competition within the markets in which the Company now operates, although the Company cannot state the extent to which competition has increased in such markets or the timing of any such future increases.

ITEM 2. PROPERTY

     The Company and its subsidiary banks currently operate thirty-one retail branch offices, two loan production offices and an operations center. In 1998, the Company occupied a new 13,000 square foot executive office. Twenty seven of the Company's branch offices occupying approximately 150,000 square feet, are leased under leases expiring between 1999 and 2011. During 1998, the Company paid aggregate rentals of $2.8 million under these leases. Seven branch offices are owned by the Company and occupy approximately 37,000 square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                   PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The Nasdaq Stock Market under the symbol "JEFF." The following table sets forth, on a quarterly basis, the high and low bid prices for the Company's common stock for the Company's two most recent fiscal years as reported by Nasdaq, together with quarterly dividend payment information for such period, all as adjusted to give effect to a stock split (in the form of a stock dividend) in July 1998 and a 5% stock dividend in May, 1997:

                                                     Cash Dividends
1997                        High           Low          Per Share
----                       ------        ------      --------------
First Quarter ..........   $16.86        $15.14           $.08
Second Quarter .........    17.10         16.05            .09
Third Quarter ..........    23.03         16.95            .08
Fourth Quarter .........    28.80         20.40            .09

                                                     Cash Dividends
1998                        High          Low          Per Share
----                        -----        ------      --------------
First Quarter ..........   $32.33        $25.80           $.09
Second Quarter .........    34.65         29.25            .09
Third Quarter ..........    32.25         18.75            .11
Fourth Quarter .........    25.00         18.75            .14

     As of March 16, 1999, there were approximately 3,200 holders of the Company's Common Stock, including individual participants in security position listings.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial and operating information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere herein.




                                                                                     As of or for the Year Ended
                                                                                             December 31,
                                                                                   --------------------------------
                                                                                         1998             1997
                                                                                   ---------------  ---------------
                                                                                   (dollars in thousands, except per
                                                                                            share amounts)
Income Statement Data:
 Interest income ................................................................    $   123,493      $   110,620
 Interest expense ...............................................................         63,720           55,652
                                                                                     -----------      -----------
 Net interest income ............................................................         59,773           54,968
 Provision for credit losses ....................................................          5,963            3,700
                                                                                     -----------      -----------
 Net interest income after provision for credit losses ..........................         53,810           51,268
 Non-interest income(1)(2) ......................................................         15,215           13,203
 Non-interest expense ...........................................................         53,593           46,570
                                                                                     -----------      -----------
 Income before income taxes and dividends on preferred stock ....................         15,432           17,901
 Income taxes ...................................................................          4,000            4,570
                                                                                     -----------      -----------
 Net Income before dividends on preferred stock .................................         11,432           13,331
 Dividends on preferred stock of subsidiary .....................................             --              467
                                                                                     -----------      -----------
  Net Income available to common shareholders ...................................         11,432           12,864
                                                                                     ===========      ===========
  Net Income excluding non-recurring Regent merger expense (3) ..................    $    13,607      $    13,331
                                                                                     ===========      ===========
Per Common Share Data:(4)
 Net income -- basic ............................................................    $     1.11       $     1.33
 Net income -- diluted ..........................................................          1.04             1.25
 Book value .....................................................................         12.56            11.99
 Book value -- diluted(5) .......................................................         12.20            11.04
Balance Sheet Data:
 Total assets ...................................................................    $ 1,637,106      $ 1,561,010
 Total loans(6) .................................................................      1,229,939        1,006,144
 Allowance for credit losses ....................................................         12,407           14,136
 Investment securities ..........................................................        302,043          365,183
 Goodwill, net ..................................................................          4,059            4,435
 Deposits .......................................................................      1,276,280        1,085,627
 Securities sold under repurchase agreements ....................................         39,635           70,911
 FHLB advances ..................................................................        109,182          203,511
 Subordinated notes and debentures ..............................................         32,000           34,750
 Debentures relating to trust preferred securities ..............................         25,300           25,300
 Convertible preferred stock and related surplus ................................             --               --
 Common shareholders' equity ....................................................        131,678          121,806
Selected Operating Ratios:
 Return on average assets .......................................................             71%              95%
 Return on average assets excluding non-recurring Regent merger expense (3).                  85%              95%
 Return on average common equity ................................................           9.04%           11.50%
 Return on average common equity excluding non-recurring Regent merger
  expense (3) ...................................................................          10.76%           11.50%
 Net interest margin ............................................................           4.18%            4.28%
 Ratio of earnings to fixed charges .............................................            124%             130%
 Dividend payout ratio ..........................................................          40.76%           26.31%
Selected Capital and Asset Quality Rates:
 Equity/assets ..................................................................           8.04%            7.80%
 Non-performing loans/total loans(7) ............................................           1.01%            0.98%
 Non-performing assets/total loans and non-performing assets(8) .................           1.26%            1.20%
 Allowance for credit losses/total loans ........................................           1.01%            1.40%
 Allowance for credit losses/non-performing assets(8) ...........................          80.13%          116.61%
 Net charge-offs/average loans ..................................................             71%             .67%

                           [RESTUBED TABLE FOR ABOVE]

                                                                                      As of or for the Year Ended
                                                                                              December 31,
                                                                                   ----------------------------------
                                                                                         1996             1995
                                                                                   ---------------  ---------------
                                                                                   (dollars in thousands, except per
                                                                                             share amounts)
Income Statement Data:
 Interest income ................................................................    $   107,100      $    95,769
 Interest expense ...............................................................         51,941           45,991
                                                                                     -----------      -----------
 Net interest income ............................................................         55,159           49,778
 Provision for credit losses ....................................................         10,115            8,891
                                                                                     -----------      -----------
 Net interest income after provision for credit losses ..........................         45,044           40,887
 Non-interest income(1)(2) ......................................................         10,496            9,398
 Non-interest expense ...........................................................         46,222           40,763
                                                                                     -----------      -----------
 Income before income taxes and dividends on preferred stock ....................          9,318            9,522
 Income taxes ...................................................................          4,238            4,222
                                                                                     -----------      -----------
 Net Income before dividends on preferred stock .................................          5,080            5,300
 Dividends on preferred stock of subsidiary .....................................            142            1,613
                                                                                     -----------      -----------
  Net Income available to common shareholders ...................................          4,938            3,687
                                                                                     ===========      ===========
  Net Income excluding non-recurring Regent merger expense (3) ..................    $     5,080      $     5,300
                                                                                     ===========      ===========
Per Common Share Data:(4)
 Net income -- basic ............................................................    $     0.56       $     0.52
 Net income -- diluted ..........................................................          0.53             0.49
 Book value .....................................................................         11.17            10.99
 Book value -- diluted(5) .......................................................         10.27            10.15
Balance Sheet Data:
 Total assets ...................................................................    $ 1,334,439      $ 1,338,798
 Total loans(6) .................................................................        917,383          898,202
 Allowance for credit losses ....................................................         16,794           21,492
 Investment securities ..........................................................        280,791          302,541
 Goodwill, net ..................................................................          8,978            8,978
 Deposits .......................................................................        972,265        1,036,648
 Securities sold under repurchase agreements ....................................         73,764           46,549
 FHLB advances ..................................................................        127,953          120,655
 Subordinated notes and debentures ..............................................         34,750           11,750
 Debentures relating to trust preferred securities ..............................             --               --
 Convertible preferred stock and related surplus ................................             55               56
 Common shareholders' equity ....................................................        100,222           96,015
Selected Operating Ratios:
 Return on average assets .......................................................             38%             .45%
 Return on average assets excluding non-recurring Regent merger expense (3).                  38%             .45%
 Return on average common equity ................................................           4.97%            5.16%
 Return on average common equity excluding non-recurring Regent merger
  expense (3) ...................................................................           4.97%            5.16%
 Net interest margin ............................................................           4.43%            4.56%
 Ratio of earnings to fixed charges .............................................            117%             114%
 Dividend payout ratio ..........................................................          47.23%           43.98%
Selected Capital and Asset Quality Rates:
 Equity/assets ..................................................................           7.51%            7.18%
 Non-performing loans/total loans(7) ............................................           1.65%            1.86%
 Non-performing assets/total loans and non-performing assets(8) .................           2.11%            2.85%
 Allowance for credit losses/total loans ........................................           1.83%            2.39%
 Allowance for credit losses/non-performing assets(8) ...........................          86.82%           83.52%
 Net charge-offs/average loans ..................................................           1.63%             .53%

[RESTUBED TABLE FOR ABOVE

                                                                                   As of or for the
                                                                                      Year Ended
                                                                                     December 31,
                                                                                   ---------------
                                                                                         1994
                                                                                   ---------------
                                                                                     (dollars in
                                                                                      thousands,
                                                                                      except per
                                                                                   share amounts)
Income Statement Data:
 Interest income ................................................................    $    71,970
 Interest expense ...............................................................         32,349
                                                                                     -----------
 Net interest income ............................................................         39,621
 Provision for credit losses ....................................................          2,717
                                                                                     -----------
 Net interest income after provision for credit losses ..........................         36,904
 Non-interest income(1)(2) ......................................................          8,405
 Non-interest expense ...........................................................         33,939
                                                                                     -----------
 Income before income taxes and dividends on preferred stock ....................         11,370
 Income taxes ...................................................................          3,829
                                                                                     -----------
 Net Income before dividends on preferred stock .................................          7,541
 Dividends on preferred stock of subsidiary .....................................          1,600
                                                                                     -----------
  Net Income available to common shareholders ...................................          5,941
                                                                                     ===========
  Net Income excluding non-recurring Regent merger expense (3) ..................    $     7,541
                                                                                     ===========
Per Common Share Data:(4)
 Net income -- basic ............................................................    $     0.93
 Net income -- diluted ..........................................................          0.90
 Book value .....................................................................         10.93
 Book value -- diluted(5) .......................................................          9.69
Balance Sheet Data:
 Total assets ...................................................................    $ 1,110,981
 Total loans(6) .................................................................        718,502
 Allowance for credit losses ....................................................         10,700
 Investment securities ..........................................................        253,772
 Goodwill, net ..................................................................            809
 Deposits .......................................................................        871,730
 Securities sold under repurchase agreements ....................................         16,229
 FHLB advances ..................................................................        106,782
 Subordinated notes and debentures ..............................................         11,750
 Debentures relating to trust preferred securities ..............................             --
 Convertible preferred stock and related surplus ................................         12,895
 Common shareholders' equity ....................................................         75,009
Selected Operating Ratios:
 Return on average assets .......................................................            .75%
 Return on average assets excluding non-recurring Regent merger expense (3).                 .75%
 Return on average common equity ................................................           8.93%
 Return on average common equity excluding non-recurring Regent merger
  expense (3) ...................................................................           8.93%
 Net interest margin ............................................................           4.21%
 Ratio of earnings to fixed charges .............................................            125%
 Dividend payout ratio ..........................................................          16.66%
Selected Capital and Asset Quality Rates:
 Equity/assets ..................................................................           7.91%
 Non-performing loans/total loans(7) ............................................           2.13%
 Non-performing assets/total loans and non-performing assets(8) .................           2.95%
 Allowance for credit losses/total loans ........................................           1.49%
 Allowance for credit losses/non-performing assets(8) ...........................          50.04%
 Net charge-offs/average loans ..................................................            .51%

------------
(1) Includes gain on sale of securities of $1.2 million in 1998, $515,000 in 1997, $245,000 in 1996, $333,000 in 1995 and $128,000 in 1994.

(2) Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." Income resulting from the capitalization of mortgage servicing rights required by that pronouncement amounted to $1.6 million in 1998, $666,000 in 1997, $557,000 in 1996 and $283,000 in 1995.

(3) Non-recurring Regent merger expense included a $1.0 million loss on truck leases which were originally collateral against a loan, and which Regent had classified as an "other asset" in 1997. Non-recurring Regent merger expense also included approximately $859,000 in employee termination expenses, $180,000 in legal fees, losses of $249,000 on personal property which could not be located or was worthless, a payment of $233,000 to terminate a lease and investment banker fees of $275,000. The after-tax impact of the non-recurring expenses on net income was $2.2 million.

(4) The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if stock options, securities or other contracts to issue common stock were exercised and converted into common stock. Prior period earnings per share calculations have been restated to reflect the adoption of SFAS No. 128. Basic net income per share is based upon the respective weighted average number of common shares outstanding, as follows:
    10,301,000 (1998); 9,660,000 (1997); 8,775,000 (1996); 7,141,000 (1995)
    and 6,367,000 (1994). Diluted net income per share in all years presented gives effect to the dilution resulting from stock options granted by the Company or acquired companies. Per share amounts in all years have been adjusted to retroactively reflect prior stock dividends and splits.

(5) Diluted book values in all years presented give effect to the dilution which results from stock options granted by the Company or acquired companies.

(6) Includes mortgage loans held for sale of $14.6 million (1998), $4.3 million
    (1997), $1.3 million (1996), $2.9 million (1995) and $1.6 million (1994).

(7) Non-performing loans consist of non-accrual loans and renegotiated loans and exclude loans past due 90 days or more still accruing interest. Effective January 1, 1995, the Company adopted SFAS No. 114 "Accounting for Impairment of a Loan", as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The effect of adoption was not significant to the Company's financial position or results of operations.

(8) Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned and exclude loans past due 90 days or more still accruing interest.

(9) All acquisitions through December 31, 1996, have been accounted for under the purchase method of accounting and accordingly, the results of these entities' operations are included from their respective dates of acquisition. The financial statements have been restated to reflect the impact of the acquisitions of Regent and Pioneer in 1998, and the 1997 acquisition of UVB. Restatement was required as the transactions were accounted for under the pooling of interests method of accounting.

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

Overview

     The Company's results of operations for 1998, 1997 and 1996 were significantly affected by the 1998 acquisition of Regent and the 1997 acquisition of UVB. Each of these acquisitions was accounted for as a pooling of interests, requiring the Company to restate its financial statements to include the pre-acquisition results of the acquired institutions for all periods and to charge to operations certain non-recurring acquisition expenses. The principal factors affecting the results of operations arising from the Regent acquisition were (i) a 1998 charge to operations of $2.2 million reflecting non-recurring acquisition expenses, (ii) a 1998 charge to operations of $2.5 million relating to certain Regent loans and other assets that were deemed uncollectable or for which the Company believed that higher reserves were appropriate, and (iii) a $5.1 million charge to operations by Regent in 1996 for credit losses as compared to a $100,000 charge in 1997. The cost savings anticipated by the Company from the Regent acquisition, which the Company viewed as an offset to the non-recurring acquisition expenses and credit loss charges, did not begin to be realized until the third quarter of 1998. The principal factors affecting the results of operations that resulted from the UVB acquisition were (i) an increase of $1.5 million in the charge to operations by UVB in 1996 for credit losses, and (ii) the positive effect in 1997 of cost savings resulting from the UVB acquisition and the reduction in 1997 of the provision for UVB credit losses to a more typical level. As a consequence of the foregoing, the Company's net income decreased $1.9 million (14%) in 1998 from 1997 while it increased $8.3 million (162%) in 1997 from 1996. Non-accrual loans were $12.4 million at December 31, 1998, compared to $9.9 million and $15.1 million at December 31, 1997 and 1996, respectively. Non-performing assets amounted to $15.5 million at December 31, 1998, $12.1 million at December 31, 1997 and $19.3 million at December 31, 1996(1). Non-performing assets reflected an increase in other real estate owned to $3.1 million at December 31, 1998 from $2.3 million at December 31, 1997 and $4.2 million at December 31, 1996(1).

     As set forth in "Results of Operations - General", below, the Company's results of operations depend primarily on its net interest income. Reflecting increased loan balances resulting from internal growth and the acquisitions of Regent and UVB, the Company's net interest income increased 9% in 1998 as compared to 1997. The net interest margin, expressed as net interest income divided by average interest earning assets, decreased to 4.18% in 1998 from 4.28% in 1997 and 4.43% in 1996. The decline in the net interest margin from 1997 to 1998 resulted from a decline in the Company's loan and investment yields as market interest rates decreased, (especially in the fourth quarter of 1998 when the prime rate dropped .75%), increases in the yields offered on promotional deposits and a lag in the repricing of certificates of deposit. While the Company's loan and investment yields generally rose in 1997 compared to 1996, the cost of the Company's interest bearing liabilities also increased. These increases were due in part to increases in market interest rates, to the issuance of $25.3 million of 9.25% trust preferred securities and increases in rates paid on certain promotional savings and money market accounts. In addition, there were reductions in the yield of Regent's portfolio as a result of decreased outstanding balances of exceptionally high yielding consumer loans to finance automobile insurance premiums. These loans were disposed of with significant credit losses. Further, increases in the proportion of lower yielding indirect automobile loans partially offset the impact of higher market interest rates on yields on other interest earning assets. Accordingly, the yield on interest earning assets decreased from 1996 to 1997.

     Total loans at December 31, 1998 increased 22%, or $223.8 million over the prior year and reflected internal growth. Total loans at December 31, 1997 increased 10%, or $88.8 million over the prior year amount and also reflected internal growth. Total loans at December 31, 1996 increased 2% or $19.2 million over the prior year amount. As of December 31, 1998, the capital ratios of the Company's subsidiary banks significantly exceeded the "well-capitalized" standard established by regulatory authorities. See "Liquidity and

------------
(1) Non accrual loans and non-performing assets exclude loans past due 90 days or more still accruing interests.

Capital Resources", below. In the first quarter of 1997, the Company issued $25.3 million of 9.25% junior subordinated deferrable interest debentures due March 31, 2027 to JBI Capital Trust I (the "trust"), a Delaware business trust, in which the Company owns all of the common equity. The debentures are the sole asset of the trust. The trust issued $25 million of trust preferred securities to investors. Although the junior subordinated debentures will be treated as debt of the Company, they currently qualify for tier 1 capital treatment, subject to certain limitations. The trust preferred securities are callable by the Company on or after March 31, 2002, or earlier if the deduction of related interest for federal income taxes is prohibited, treatment as tier 1 capital is no longer permitted or certain other contingencies arise. The trust preferred securities must be redeemed upon maturity of the debentures in 2027. See "Liquidity and Capital Resources," below.


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

     Net Income. As set forth in the "Overview" above, the Company's net income in 1998, 1997 and 1996 were materially affected by the Regent and UVB acquisitions as a result of both the pooling of interests method of accounting employed to account for these transactions and certain non-recurring acquisition expenses. The pooling of interests method of accounting required the Company to restate its financial statements to include the pre-acquisition results of the acquired institutions for all periods. As a consequence, the Company's net income decreased $1.9 million (14%) from 1997 to 1998, while it increased $8.3 million (162%) from 1996 to 1997. The principal factors affecting the results of operations arising from the Regent acquisition were as follows:

     (i) 1998 charges to operations of $2.2 million reflecting non-recurring expenses such as employment contract terminations, legal, accounting and investment banking fees.

     (ii) A 1998 charge to operations of $2.5 million relating to certain Regent loans and other assets. Of that amount, $1 million represented a loss on a Regent loan collateralized by truck leases, which Regent had characterized as an "other asset" in 1997. In 1998, based upon the minimal current and future expected collections on the loans or the collateral, a loss was recognized. The remaining $1.5 million was an increase in loss reserves relating to the Regent loan portfolio to levels determined by an analysis applying estimated loss ratios to the various loan categories.

     (iii) A $5.1 million charge to operations by Regent in 1996 for possible credit losses principally relating to a discontinued Regent program of making consumer loans to finance automobile insurance premiums. In 1997 no similar extraordinary charge was required, and the charge to operations for possible credit losses was reduced to $100,000.

     The cost savings anticipated by the Company from the Regent acquisition, which the Company viewed as an offset to the above non-recurring acquisition expenses and credit loss charges, did not begin to be realized until the end of the third quarter 1998, in which quarter the majority of cost savings were already being realized. The principal factors affecting the results of operations that resulted from the UVB acquisition were as follows:

     (i) An increase of $1.5 million in the charge to operations by UVB in 1996 for possible credit losses. This increase reflected amounts UVB believed necessary to bring UVB's reserves to levels more consistent with industry-wide methodologies.

     (ii) The positive effect in 1997 of cost savings resulting from the UVB acquisition and the reduction in 1997 of the provision for UVB credit losses to more typical levels.

     Reflecting increased loan balances resulting from internal growth and the Regent and UVB acquisitions, the Company's net interest income increased 9% in 1998 as compared to 1997. Net interest income in 1997 was comparable to 1996 and reflected reductions in several Regent loan categories. These reductions included loan sales made to a potential acquirer and reduction of the automobile insurance premium financing loans which had resulted in significant losses as reflected in the $5.1 million 1996 provision noted above. The impact of the consumer loan reductions was increased as a result of their exceptionally high yields. While market interest rates and the Company's loan and investment yields declined in 1998, especially in the fourth quarter of 1998 when the prime rate dropped .75%, increases in rates paid on promotional deposits and a lag in the repricing of certificates of deposit contributed to an increase in the cost of interest bearing liabilities. Although the prime rate and many of the Company's loan and investment yields generally rose in 1997 compared to 1996, reductions in the yield of Regent's portfolio reflecting decreased outstanding balances of exceptionally high yielding consumer automobile insurance premium financing loans, and increases in the proportion of lower yielding indirect automobile loans, contributed to a reduction in overall yields. Also, as a result of the increase in market interest rates, the rates paid on interest bearing liabilities increased, and resulted in the reduction in net interest margin. The increase in the cost of interest bearing liabilities also reflected the issuance of $25.3 million of 9.25% trust preferred securities, and increases in rates paid on certain promotional savings and money market accounts. The provision for credit losses amounted to $6.0 million in 1998, $3.7 million in 1997 and $10.1 million in 1996. The provision for credit losses in 1998 reflected a $1.5 million provision for credit losses for Regent as compared to $100,000 for 1997. The provision for credit losses in 1996 reflected Regent's $5.1 million provision which included large provisions for consumer loans to finance automobile insurance premiums. The provision for credit losses in 1996 also reflected the impact of a $1.5 million additional provision for credit losses for UVB, referred to above. These increases were reflected in the restatement of the financial statements resulting from the pooling of interests method of accounting utilized for these acquisitions. See "Financial Condition - Provision for Credit Losses", below.

     Gain on sales of investment securities totaled $1.2 million in 1998 compared to $515,000 in 1997. The increase reflected gains on the sale of municipal securities which were replaced by securities with longer-term protection against being called for redemption.

     Other income was $2.6 million in 1997, compared to $1.3 million in 1996. The increase reflected a $640,000 increase in net gains on the sale of loans by Regent. Other income in 1998 was $2.7 million and reflected $625,000 in gains resulting from the sale of mortgage servicing. The sale was made to reduce prepayment risk in lower interest rate environments. See "Results of Operations
- Net Interest Income and Average Balances and Non-Interest Income," below.

     Net Interest Income and Average Balances. Net interest income was $59.8 million in 1998, compared to $55.0 million in 1997 and $55.1 million in 1996. Yields on interest earning assets decreased to 8.42% in 1998 from 8.50% in 1997, a difference of .08%. The decrease reflected general declines in loan and investment yields, especially in the fourth quarter of 1998 when the prime rate dropped .75%. However, the cost of interest bearing liabilities increased to 4.98% from 4.93% or .05% as decreases in the general market rates were offset by increases in promotional rates offered by the Company and a lag in the repricing of certificates of deposit. Yields on interest earning assets decreased to 8.50% in 1997 from 8.57% in 1996. While the prime rate and the Company's loan and investment yields generally rose in 1997 compared to 1996, reductions in the yield of Regent's portfolio reflected decreased outstanding balances of exceptionally high yielding automobile insurance premium financing loans. An increased proportion of lower yielding indirect automobile loans (as compared to commercial loans) also contributed to the decrease. The cost of interest bearing liabilities also reflected increases in market interest rates and increased to 4.93% in 1997 from 4.86% in 1996, a difference of .07%. The increase also reflected the issuance of $25.3 million of 9.25% trust preferred securities and increases in rates paid on certain promotional savings and money market accounts. In 1996 a reduction in the net interest margin from the prior year reflected the impact of a lower prime and lower loan yields. While yields on certain categories of interest bearing liabilities were also lower, yields in other categories were increased due to competitive pressure, reducing the overall decrease in yield in savings and money market accounts. In 1995 the Company was able to maintain interest rates on certain core deposits at lower levels (relative to market rates) which were more consistent with industry averages, as it had done in 1994. The impact of these reductions was more than offset by the restatement for Regent, which generally had a higher cost of funds than the Company. In 1994 the Company had reduced its cost of funds to levels more consistent with industry averages by maintaining interest rates on many core deposits at or below their lowered prior year levels when rates had generally declined. However, the Company's cost of funds, which has periodically been high relative to the industry increased with the restatement for Regent, and may increase in the future. In addition to matching its local competitors' rates, which may fluctuate significantly, the Company has in the past and may in the future have a higher relative proportion of certificates of deposit or other higher rate funding sources, to fund loan growth or increase liquidity, which might serve to increase the cost of funds.

     The following tables present the average daily balances of assets, liabilities and shareholders' equity and the respective interest earned or paid on interest earning assets and interest bearing liabilities, as well as average rates for the periods indicated:

                                                                                        Year Ended December 31,
                                                        ----------------------------------------------------------------------------
                                                                        1998                                 1997
                                                        ------------------------------------ --------------------------------------
                                                          Average                  Average       Average                    Average
                                                          Balance     Interest       Rate        Balance     Interest         Rate
                                                        ------------ ----------  ----------    -----------   ---------     ---------
                                                                                  (dollars in thousands)
                                                                                                                 C>
Assets:
Interest earning assets:
 Mortgages held for sale .............................. $    6,419    $    455    7.09%         $    4,079    $    299     7.33%
 Loans net of unearned discount(1) ....................  1,104,943     100,893    9.13%(2)         938,615      87,620     9.34%(2)
 Allowance for credit losses ..........................    (13,917)                                (15,509)
                                                        ----------                              ----------
 Loans, net ...........................................  1,097,445     101,348    9.23%            927,185      87,919     9.48%
 Investment Securities:
 Held to maturity:
  Taxable investment securities .......................
  Non-taxable investment securities ...................        680          53    7.79%(2)             682          54     7.92%(2)
 Available for sale:
  Taxable investment securities .......................    289,564      18,166    6.27%            260,798      16,668     6.39%
  Non-taxable investment securities ...................     51,368       4,316    8.40%(2)          39,271       3,372     8.59%(2)
 Federal funds sold ...................................     48,090       2,544    5.29%             73,310       3,931     5.36%
                                                        ----------    --------                  ----------    --------
Net interest earning assets ...........................  1,487,147     126,427                   1,301,246     111,944
Cash and due from banks ...............................     46,362                                  41,778
Accrued interest receivable ...........................     10,033                                   7,436
Bank premises and equipment ...........................     21,609                                  16,965
Other real estate owned ...............................      2,850                                   3,073
Other assests .........................................     33,946                                  34,009
Liabilities and Shareholders' Equity:
Deposits:
 Demand (non-interest bearing) ........................ $  172,348                              $  142,090
 Interest checking ....................................     89,938    $  1,009    1.12%             85,118    $  1,100     1.29%
 Savings and money market .............................    370,143      14,850    4.01%            301,675      11,070     3.67%
 Time .................................................    582,471      32,999    5.67%            501,424      28,606     5.70%
                                                        ----------    --------                  ----------    --------
     Total deposits ...................................  1,214,900      48,858                   1,030,307      40,776
FHLB advances .........................................    126,313       7,303    5.78%            111,536       6,586     5.90%
Subordinated notes and debentures .....................     33,747       3,026    8.97%             34,750       3,095     8.91%
Debentures relating to trust preferred securities .....     25,290       2,341    9.26%             22,868       2,119     9.27%
Securities sold under repurchase agreements ...........     52,089       2,192    4.21%             70,710       3,076     4.35%
Accrued interest payable ..............................     14,760                                  14,254
Other liablities ......................................      8,390                                   8,194
Shareholders' equity
 Common stock ......................................... $   10,302                              $    9,660
 Preferred stock and related surplus ..................         --                                      --
 Additional paid-in capital ...........................     92,408                                  67,565
 Retained earnings ....................................     23,748                                  34,663
                                                        ----------                              ----------
     Total shareholders' equity ....................... $  126,458                              $  111,888
                                                        ==========                              ==========
 Average total interest earning assets ................ $1,501,064    $126,427    8.42%         $1,316,755    $111,944     8.50%
 Average total interest bearing liabilities ........... $1,279,991    $ 63,720    4.98%         $1,128,081    $ 55,652     4.93%
                                                                      --------                                --------
 Net yield on average interest earning assets (net
  interest margin) .................................... $1,501,064    $ 62,707    4.18%         $1,316,755    $ 56,292     4.28%
                                                                      ========                                ========

(RESTUBBED TABLE)

                                                                 Year Ended December 31,
                                                        ------------------------------------------
                                                                         1996
                                                        ------------------------------------------
                                                           Average                     Average
                                                           Balance      Interest         Rate
                                                        -------------  ----------  ---------------
                                                              (dollars in thousands)
Assets:
Interest earning assets:
 Mortgages held for sale ..............................  $      658     $     47     7.14%
 Loans net of unearned discount(1) ....................     908,079       86,236     9.50%(2)
 Allowance for credit losses ..........................     (17,857)
                                                         ----------
 Loans, net ...........................................     890,880       86,283     9.69%
 Investment Securities:
 Held to maturity:
  Taxable investment securities .......................         544           34     6.25%
  Non-taxable investment securities ...................         687           53     7.71%(2)
 Available for sale:
  Taxable investment securities .......................     292,300       18,044     6.17%
  Non-taxable investment securities ...................       7,970          660     8.28%(2)
 Federal funds sold ...................................      44,297        2,407     5.43%
                                                         ----------     --------
Net interest earning assets ...........................   1,236,678      107,481
Cash and due from banks ...............................      38,645
Accrued interest receivable ...........................       6,759
Bank premises and equipment ...........................      14,349
Other real estate owned ...............................       4,158
Other assests .........................................      24,713
Liabilities and Shareholders' Equity:
Deposits:
 Demand (non-interest bearing) ........................  $  136,140
 Interest checking ....................................      76,846     $  1,505     1.96%
 Savings and money market .............................     287,378       10,291     3.58%
 Time .................................................     499,129       28,452     5.70%
                                                         ----------     --------
     Total deposits ...................................     999,493       40,248
FHLB advances .........................................     104,126        6,238     5.99%
Subordinated notes and debentures .....................      29,315        2,621     8.94%
Debentures relating to trust preferred securities .....
Securities sold under repurchase agreements ...........      71,805        2,834     3.95%
Accrued interest payable ..............................      12,777
Other liablities ......................................       9,034
Shareholders' equity
 Common stock .........................................  $    8,775
 Preferred stock and related surplus ..................          --
 Additional paid-in capital ...........................      61,327
 Retained earnings ....................................      28,651
                                                         ----------
     Total shareholders' equity .......................  $   98,753
                                                         ==========
 Average total interest earning assets ................  $1,254,535     $107,481     8.57%
 Average total interest bearing liabilities ...........  $1,068,599     $ 51,941     4.86%
                                                                        --------
 Net yield on average interest earning assets (net
  interest margin) ....................................  $1,254,535     $ 55,540     4.43%
                                                                        ========

------------
(1) Non-accrual loans have been included in the appropriate average loan balance category, but interest on non-accrual loans has not been included for purpose of determining interest income.

(2) The interest earned on non-taxable loans and investment securities is shown on a tax equivalent basis assuming a marginal federal tax rate of 35% for all periods.

     The following table presents a summary of the principal components of and changes in interest income and interest expense of the Company for the periods indicated:




                                                   Year Ended December 31,                      Year Ended December 31,
                                              ----------------------------------    ------------------------------------------------
                                                 1998        1997        1996                1998                     1997
                                              ----------  ----------  ----------    -----------------------  -----------------------
                                                                                       Amount      Percent     Amount      Percent
                                                                                    ------------  ---------  ----------  -----------
                                                                         (in thousands)
Interest Income:
Mortgages held for sale ....................   $    455    $    299    $     47      $    156         52%      $  252         536%
Interest and fees on loans .................     99,469      87,495      86,098        11,974         14%       1,397           2%
Interest on investment securities:
 Held to maturity:
 Federal agency obligations ................                                 34                                   (34)       (100%)
 State and municipal obligations ...........         34          35          34              (1)      (3%)          1           3%
 Available for sale:
   U.S. Treasury securities ................      1,427       3,066       3,565        (1,639)       (53%)       (499)        (14%)
   Federal agency obligations and mort-
    gage backed securities .................     13,791      12,349      13,296         1,442         12%        (947)         (7%)
   State and municipal obligations .........      2,825       2,192         436           633         29%       1,756         403%
   Other ...................................      2,948       1,253       1,183         1,695        135%          70           6%
Interest on federal funds sold .............      2,544       3,931       2,407        (1,387)       (35%)      1,524          63%
                                               --------    --------    --------      ----------                ------
Total interest income ......................    123,493     110,620     107,100        12,873         12%       3,520           3%
                                               --------    --------    --------      ----------                ------
Interest Expense:
 Deposits ..................................     48,858      40,776      40,248         8,082         20%         528           1%
 FHLB advances .............................      7,303       6,586       6,238           717         11%         348           6%
 Subordinated notes and debentures .........      3,026       3,095       2,621           (69)        (2%)        474          18%
 Debentures relating to trust preferred
   securities ..............................      2,341       2,119          --           222         10%       2,119         100%
 Securities sold under repurchase agree-
   ments ...................................      2,192       3,076       2,834          (884)       (29%)        242           9%
                                               --------    --------    --------      ----------                ------
Total interest expense .....................     63,720      55,652      51,941         8,068         14%       3,711           7%
                                               --------    --------    --------      ----------                ------
Net interest income ........................   $ 59,773    $ 54,968    $ 55,159      $  4,805          9%      $ (191)          *
                                               ========    ========    ========      ==========                ======

------------
* Less than 1%.

     The following table sets forth changes in net interest income attributable either to changes in volume (average balances) or to changes in average rate for interest earning assets and interest bearing liabilities:




                                                                1998 Versus 1997                         1997 Versus 1996
                                                    ----------------------------------------- --------------------------------------
                                                         Net                Due to                 Net               Due to
                                                      Increase            Changes in            Increase           Changes in
                                                     (Decrease)      Volume         Rate       (Decrease)      Volume        Rate
                                                    ------------  -----------  -------------- ------------  -----------  -----------
                                                                                     (in thousands)
Interest Income:
 Mortgages held for sale ........................... $    156      $     166      $   (10)     $     252     $     251    $       1
 Loans .............................................   11,974         14,846       (2,872)         1,397         2,798       (1,401)
 Investment securities:
   Held to maturity:
    Taxable investment securities ..................                                                 (34)          (34)
    Non-taxable investment securities ..............         (1)                         (1)           1                          1
   Available for sale:
    Taxable investment securities ..................    1,498          1,798         (300)        (1,376)       (2,047)         671
    Non-taxable investment securities ..............      633            665          (32)         1,756         1,747            9
 Federal funds sold ................................   (1,387)        (1,335)         (52)         1,524         1,555          (31)
                                                     ----------    ---------      ---------    ---------     ---------    ---------
 Total increase (decrease) in interest income ......   12,873         16,140       (3,267)         3,520         4,270         (750)
                                                     ----------    ---------      ---------    ---------     ---------    ---------
Interest Expense:
 Interest checking .................................      (91)            68         (159)          (405)          188         (593)
 Savings and money market ..........................    3,780          2,679        1,101            779           520          259
 Time deposits .....................................    4,393          4,590         (197)           154           131           23
 FHLB advances .....................................      717            851         (134)           348           436          (88)
 Subordinated notes and debentures .................      (69)           (90)          21            474           484          (10)
 Debentures relating to trust preferred securities .      222            224             (2)       2,119         2,119
 Securities sold under repurchase agreements .......     (884)          (787)         (97)           242           (42)         284
                                                     ----------    ---------      ---------    ---------     ---------    ---------
Total increase (decrease) in interest expense ......    8,068          7,535          533          3,711         3,836         (125)
                                                     ----------    ---------      ---------    ---------     ---------    ---------
Changes in net interest income ..................... $  4,805      $   8,605      $(3,800)     $    (191)    $     434    $    (625)
                                                     ==========    =========      =========    =========     =========    =========

     During 1998, average total interest earning assets totaled $1.5 billion, an increase of $184.3 million or 14% over 1997, as compared to an increase of $62.2 million or 5% in 1997 over 1996. The $184.3 million increase in 1998 reflected a $166.3 million increase in average loan balances. The increase resulted primarily from consumer loan growth and also included the approximate half year effect of $99.2 million of fixed rate loans to a customer's employee stock ownership plan. The loans represented a refinancing and are grandfathered as to partial tax exempt status under current tax laws; thus, 50% of the interest thereon is tax exempt. Of the $62.2 million increase in 1997, $30.5 million resulted from increased average loan balances. The average rate on interest earning assets decreased to 8.42% in 1998 and 8.50% in 1997 from 8.57% in 1996. During 1998, average interest bearing liabilities totaled $1.3 billion, an increase of $151.9 million or 13% over 1997 compared to an increase of $59.5 million or 6% in 1997 from 1996. Of the $151.9 million increase in 1998, $81.0 million resulted from increases in certificates of deposit and $68.5 million from increases in savings and money market accounts. Of the $59.5 million increase in 1997, $22.9 million resulted from the issuance of debentures relating to the trust preferred securities. The average rate on interest bearing liabilities increased to 4.98% in 1998 and 4.93% in 1997 from 4.86% in 1996.

     Non-Interest Income. The following table provides a summary of non-interest income:




                                                         Year Ended December 31,
                                                    ---------------------------------
                                                       1998        1997        1996
                                                    ---------   ---------   ---------
                                                             (in thousands)
Non-interest income:
 Service fees on deposit accounts ...............    $ 3,568     $ 3,497     $ 3,284
 Gain on sales of residential mortgages .........      3,388       3,105       2,646
 Gain on sales of investment securities .........      1,152         515         245
 Mortgage servicing fees ........................      1,211       1,103       1,262
 Merchant credit card deposit fees ..............      2,420       1,968       1,593
 Credit card fee income .........................        797         432         145
 Other ..........................................      2,679       2,583       1,321
                                                     -------     -------     -------
   Total ........................................    $15,215     $13,203     $10,496
                                                     =======     =======     =======


     Total non-interest income for 1998 was $15.2 million, an increase of $2.0 million or 15% from 1997, which in turn had shown an increase of $2.7 million or 26% from the prior year. Service fees on deposit accounts increased by 2% and 6% respectively in 1998 and 1997, as compared to the prior year periods and totaled $3.6 million in 1998. Throughout the periods shown, there were no increases in service charge amounts until the third quarter of 1998, when maintenance and activity charges on various deposit products were increased. Thus, most of the increases reflected above resulted from increases in volume of accounts and number of charges.

     Gain on sales of residential mortgages for 1998 amounted to $3.4 million, an increase of $283,000 or 9% from 1997, which in turn had shown an increase of $459,000 or 17% from the prior year. The increases in 1998 over 1997 and 1996 primarily reflected increases in the volume of residential mortgage loans generated. Income resulting from the capitalization of originated mortgage servicing rights included in gain on sales of residential mortgages for 1998, 1997 and 1996 was, respectively, $1.6 million, $666,000 and $557,000. The increase in originated mortgage servicing rights in 1998 over 1997 and 1996 resulted primarily from volume. The Company generally sells substantially all the residential mortgage loans it originates under fixed price commitments from the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other entities. Gain on sales of residential mortgage loans is recognized at the time of the sale and substantially all such gains resulted from originated mortgage servicing rights and fees collected from borrowers.

     Sales of securities resulted in net gains of $1.2 million in 1998, as compared to $515,000 in 1997 and $245,000 in 1996. In 1998, the gains resulted primarily from the sales of municipal securities available for sale which were replaced with securities with longer term protection against being called for redemption. In 1997 and 1996, investment securities available for sale were sold and replaced with longer-term securities offering higher yields.

     Mortgage servicing fees were $1.2 million in 1998, compared to $1.1 million in 1997 and $1.3 million in 1996. The increase in 1998 compared to 1997 reflected increased average servicing balances resulting from increased originations while the decrease in 1997 from 1996 reflected decreased average servicing balances resulting from net paydowns. Year end servicing balances were $363.4 million in 1998 compared to $363.8 million in 1997 and $369.4 million in 1996. However, the 1998 balance reflects the sale of $50 million of servicing in second quarter 1998 to reduce the Company's prepayment exposure in lower interest rate environments. At December 31, 1998 and 1997, unamortized purchase price amounts for mortgage servicing rights were $513,000 and $640,000, respectively, and are being amortized over the estimated lives of the portfolios. Purchases of servicing rights in all periods shown above were insignificant. Originated mortgage servicing rights capitalized and recognized as income were $1.6 million, $666,000 and $557,000 respectively in 1998, 1997 and 1996. At December 31, 1998 and 1997, the remaining unamortized balance of capitalized mortgage servicing rights was $2.4 million and $945,000 respectively, and is being amortized over the estimated lives of the portfolio. On August 14, 1998, the Company completed a merger with Pioneer. This acquisition was accounted for as a pooling of interests which accordingly required restatement of financial information for gain on sale of residential mortgages, mortgage servicing fees and servicing balances. Pioneer is a mortgage company which operates within the Company's southern New Jersey market with seven mortgage loan originators. The impact of this acquisition was not material.

     Credit card fee income, which includes interchange fees earned when cards are utilized for purchases and cash advances, totaled $797,000 in 1998, $432,000 in 1997 and $145,000 in 1996. Increases in fees were offset by increases in related expense, reflected under non-interest expense as credit card processing expense. As described in "Business-General", the Company plans to discontinue its credit card program in 1999.

     Merchant credit card fees increased in 1998 as compared to 1997 which had increased significantly over 1996. Most of the increases, which resulted primarily from increases in volume, were offset by increases in related expense, reflected under non-interest expense as merchant credit card deposit expense.

     Other income was $2.7 million in 1998, compared to $2.6 million in 1997 and $1.3 million in 1996. The $1.3 million increase in 1997 compared to 1996 reflected a $640,000 increase in net gains on the sale of loans by Regent. The increase also reflected a $300,000 increase resulting from service charges instituted in 1997 on cash withdrawals from proprietary ATM machines by non-customers. Other income for 1998 reflected $625,000 of gains resulting from the sale of servicing rights for loans which had been acquired in prior years. The sales were made to reduce prepayment exposure in lower interest rate environments.

     Non-Interest Expense. The following table provides a summary of non-interest expense, by category of expense.



                                                                           Year Ended December 31,
                                                                     ------------------------------------
                                                                        1998         1997         1996
                                                                     ----------   ----------   ----------
                                                                                (in thousands)
Non-interest expense:
 Salaries and employee benefits ..................................    $24,210      $21,693      $20,765
 Occupancy expense ...............................................      4,623        4,187        4,205
 Depreciation ....................................................      2,451        2,070        2,023
 FDIC insurance ..................................................        124          496           87
 Data processing expense .........................................      1,240          979        1,447
 Legal ...........................................................      1,907        2,234        1,477
 Stationary, printing, and supplies ..............................      1,303          957          941
 Shares tax ......................................................      1,010          951          904
 Advertising .....................................................      1,445        1,227        1,225
 Other real estate owned maintenance expense .....................        345          201          230
 Loss on sale and write-downs of other real estate owned .........        170          454          500
 Amortization of intangibles .....................................        919        1,360        1,371
 Credit card origination expense .................................        838          490          235
 Credit card processing expense ..................................        874          577          318
 Merchant credit card deposit expense ............................      1,954        1,597        1,218
 Insurance premium financing servicing ...........................         --          567        2,323
 Other ...........................................................     10,180        6,530        6,953
                                                                      -------      -------      -------
    Total ........................................................    $53,593      $46,570      $46,222
                                                                      =======      =======      =======


     Total non-interest expense in 1998 was $53.6 million, an increase of $7.0 million or 15% over the $46.6 million in 1997, which had increased $348,000 or 1% over 1996. Non-interest expense in 1998 reflected $2.2 million of expenses which were directly related to the Regent acquisition. Additionally, in 1998 Regent recognized a $1.0 million loss on truck leases which were originally collateral against a loan, and which Regent had classified as an "other asset" in 1997. Also, 1998 non-interest expense reflected expenses of Regent prior to the realization of the acquisition cost savings, which were substantially realized beginning in the third quarter. Various categories of non-interest expense in 1997 were reduced as compared to the prior year, which included UVB's expenses as a result of the restatement of financial statements required by the pooling of interests method of accounting. For substantially the full year of 1997, certain such duplicative expenses were eliminated. These savings are reflected in the 1% increase in non-interest expense in 1997, as compared to larger increases in other years, including 1998.

     Salaries and employee benefits amounted to $24.2 million in 1998 compared to $21.7 million in 1997 and $20.8 million in 1996. Reflected in 1998 salaries and employee benefits was a $393,000 increase attributable to expansion of the commercial loan department, $266,000 attributable to expansion of the consumer loan department, $442,000 attributable to the establishment, or full year operation, of new branches and $247,000 attributable to the expansion of the internal computer network and information systems department. Also in 1998, $859,000 in termination expense resulting from the merger with Regent was recognized. This expense consisted primarily of payments to departing employees under the terms of various employment contracts. Reflected in 1997 salaries and employee benefits were a $290,000 increase attributable to the expansion of the consumer loan department and a $254,000 increase resulting from the establishment of new branches. As noted, these and other increases were more than offset by savings from the consolidation of UVB. Of 1996 salaries and benefits, $222,000 resulted from commercial loan department expansion, $124,000 resulted from consumer loan department expansion and $430,000 resulted from the expansion of additional branches. Additionally, salaries and benefits attributable to UVB prior to acquisition by the Company increased approximately $1.0 million in 1996 compared to 1995. Significant amounts of that increase and other salaries and employee benefits were reduced in 1997 as previously noted. The increases in 1998 and 1997 also reflected annual merit increases which averaged 3% to 4.5%.

     Occupancy expense totaled $4.6 million in 1998 compared to $4.2 million in 1997 and 1996. Occupancy expense in 1998 reflected $233,000 of charges to terminate a Regent lease for space abandoned as a result of the acquisition. Other increases reflect new branches and additional office space for the Company's principal office.

     The FDIC insurance assessment for 1998 amounted to $124,000 compared to $496,000 in 1997 and $87,000 in 1996. The comparatively large assessment in 1997 resulted from disproportionately large assessments made for Regent, as a result of its higher risk classification by the FDIC, until that institution was recapitalized and ultimately acquired by the Company. Assessments may be increased or decreased in the future.

     Data processing expense amounted to $1.2 million in 1998, $980,000 in 1997 and $1.4 million in 1996. The $261,000 increase in 1998 compared to 1997 reflected increases in the volume of accounts and activity as well as $60,000 of termination charges related to the Regent acquisition. The $468,000 reduction in 1997 over the prior year reflected an $84,000 contractual data processing termination penalty as well as approximately $268,000 of other data processing expense incurred by UVB in 1996, the majority of which was eliminated in 1997. The decrease also reflected reductions in data processing fees resulting from a new outsourcing contract.

     Legal expense amounted to $1.9 million in 1998, $2.2 million in 1997 and $1.5 million in 1996. Legal expense in 1998 included approximately $180,000 relating to the Regent acquisition. It also reflected legal fees of approximately $500,000 incurred by Regent including legal fees relating to litigation to resolve various loans. The majority of such litigation is believed by management to have been resolved by third quarter 1998. Legal expense in 1997 and 1996 included, respectively, $1.4 million and $553,000 incurred by Regent for the consumer automobile insurance premium financing program, as noted above, an unsuccessful merger and other matters.

     Stationery, printing and supplies amounted to $1.3 million in 1998, $1.0 million in 1997 and $941,000 in 1996. The $346,000 increase in 1998 over the prior year reflected the impact of acquisitions and additional branch locations.

     The shares tax is a tax assessed in Pennsylvania in lieu of a state income tax. The tax is assessed at the rate of 1.25% against a six year moving average of shareholders' equity. Accordingly, increases in expense of $59,000 in 1998 and $47,000 in 1997 over the respective prior years reflected the impact of increases in shareholders' equity resulting from capital offerings, acquisitions and retained earnings.

     Advertising expense amounted to $1.4 million in 1998 compared to $1.2 million in 1997 and 1996. The $218,000 increase in 1998 over the prior years reflected increased promotions of various bank services and locations to reach customers who might be displaced as a result of in-market bank mergers.

     Amortization of intangibles amounted to $919,000 in 1998, compared to $1.4 million in 1997 and $1.4 million in 1996. Substantially all of the $441,000 decrease in 1998 from 1997 resulted from the year end 1997 reduction in the valuation allowance for deferred tax assets acquired as a result of the acquisition of Constitution Bank in 1995. That reduction increased related realizable deferred tax assets and decreased goodwill and corresponding goodwill amortization. Goodwill from acquisitions is being amortized over a fifteen year period.

     Insurance premium financing servicing expense was eliminated in 1998 after amounting to $567,000 in 1997 and $2.3 million in 1996. The expense resulted from Regent's consumer automobile insurance premium financing program which was disposed of in 1997.

     Credit card origination expense totaled $838,000 in 1998, $490,000 in 1997 and $235,000 in 1996. Increases in expense during these periods resulted primarily from amortization of increased direct account origination expenditures. Credit card processing expense totaled $874,000 in 1998, $577,000 in 1997 and $318,000 in 1996. Increases in expense during these periods resulted primarily from increases in the number of accounts and related transaction volume. As previously discussed, the Company plans to discontinue its credit card program in 1999.

     Merchant credit card deposit expense increased in 1998 as compared to 1997 which had increased significantly over 1996. Most of the increases, which resulted primarily from increases in volume, are offset by increases in related income, reflected under non-interest income as merchant credit card deposit fees.

     Other expense was $10.2 million in 1998, $6.5 million in 1997, and $7.0 million in 1996. Of the $3.7 million increase in 1998, $1.0 million resulted from the write-off of balances due on truck leases, which were originally collateral against a Regent loan, and which Regent had classified as an "other asset". In 1998, based upon the minimal current and future expected collections and other analysis, the loss was recognized. Also included in other expense in 1998 were a $275,000 Regent expense for an investment banker and $450,000 of other expenses related to the consolidation of Regent (including a $249,000 loss on personal property which could not be located, or was worthless, and approximately $100,000 of accounting and registration fees). Regent additionally incurred $150,000 in increased accounting and auditing expense in 1998 prior to its acquisition by the Company. Also reflected in the increase in other expense in 1998 was a $210,000 increase in telephone expense, $200,000 in transportation, courier and overnight delivery expense, $380,000 in increased miscellaneous fraud and other write-offs, $130,000 in increased credit report and title insurance expense, $90,000 in increased leasing losses and $80,000 in increased contributions.

     The Company's income tax provision was $4.0 million in 1998 compared to $4.6 million in 1997 and $4.2 million in 1996. The effective income tax rate was 26% in 1998 and in 1997, and was 45% in 1996. The tax rate for 1998 was lower than the statutory 34% rate and reflected the Company's increased investments in tax exempt loans and securities. The decrease in the tax rate in 1997 as compared to 1996 reflected the impact of a significant loss for Regent, related tax benefits for which were not recognized until 1997.

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

     The major source of funds for the Company's investing activities are cash inflows resulting from net increases in deposits. Advances from the FHLB are also periodically utilized. Net deposits increased $190.7 million in 1998 and $113.4 million in 1997 after decreasing $64.4 million in 1996. The increases in 1998 and 1997 reflected increased demand deposits, as well as increases in savings, money market and time deposits resulting from normal deposit base fluctuations and promotional rates offered for these instruments. The decrease in 1996 reflected normal deposit base fluctuations. The net decreases in FHLB advances amounted to $94.3 million in 1998 as compared to increases of $71.6 million in 1997 and $5.8 million in 1996. Funding was directed primarily at cash outflows required by net increases in loans of $223.7 million, $93.6 million and $52.1 million, respectively, in 1998, 1997 and 1996. Purchases of investment securities amounted to $194.2 million in 1998, $288.7 million in 1997 and $112.3 million in 1996. Increased purchases in 1998 and 1997 over 1996 reflected Regent's attempts at restructuring its securities portfolio. While substantially all securities are available for sale and therefore may be sold for liquidity purposes, $249.1 million of such securities owned at December 31, 1998 consisted of either mortgage backed securities or state and municipal obligations. The majority of those securities were acquired in the Regent acquisition or purchased in 1997 and have longer maturities and higher yields than the majority of securities purchased in prior years. Mortgage backed securities totaled $200.4 million at December 31, 1998 and generally had estimated average lives of 4 to 9 years. However, those average lives could increase or decrease significantly in the event of increases or decreases in mortgage interest rates and resulting differences in prepayments. State and municipal obligations at that date totaled $48.7 million and generally had maturities of 15 to 20 years. Cash flows in 1997 were increased through an offering of $25.3 million of 9.25% trust preferred securities. Cash flows in 1996 were increased through an offering of $23 million of 8.75% subordinated notes.

     Operating activities include cash outflows for residential mortgages originated for sale, which amounted to $203.2 million, $118.0 million and $159.0 million, respectively, in 1998, 1997 and 1996. Outflows for mortgages originated for sale are generally offset within 90 days by the receipt of related sales proceeds.

     Both the Company and its subsidiary banks are required to comply with certain "risk-based" capital adequacy guidelines issued by the FRB (for the Company) and FDIC (for the subsidiary banks). The risk-based capital guidelines assign varying risk weights to the individual assets held by a bank. The guidelines also assign weights to the "credit-equivalent" amounts of certain off-balance sheet items, such as letters of credit and interest rate and currency swap contracts. Under these guidelines, institutions are expected to meet minimum ratios for "qualifying total capital" and tier 1 capital to risk-weighted assets of 8% and 4% respectively and a minimum leverage ratio (the ratio of Tier 1 capital to total average assets) of 3% plus an additional cushion of between 1% and 2%. As used in the guidelines, "Tier 1 capital" includes common shareholders' equity, certain qualifying perpetual preferred stock and qualifying trust preferred securities and minority interest in the equity accounts of consolidated subsidiaries, less goodwill. "Tier 2 capital" components (limited in the aggregate to one-half of total qualifying capital) include allowances for credit losses (within limits), certain excess levels of perpetual preferred stock and certain types of "hybrid" capital instruments, subordinated debt and other preferred stock. The subordinated debt component of Tier 2 capital is reduced by 20% per year over the last five years of the term of the subordinated debt. The following table sets forth the regulatory capital ratios of the Company, Jefferson PA and Jefferson NJ as of December 31, 1998 and 1997, together with the minimum ratios required under the regulation for an institution to be deemed "well-capitalized":


                                                 Tier 1 Capital             Tier 1 Capital               Total Capital
                                                to Total Average           to Risk-Weighted            to Risk-Weighted
                                                  Assets Ratio               Assets Ratio                Assets Ratio
                                             -----------------------   -------------------------   -------------------------
                                                  December 31,               December 31,                December 31,
                                                1998         1997          1998          1997          1998          1997
                                             ----------   ----------   -----------   -----------   -----------   -----------
Entity:
The Company ..............................   9.11%        9.41%        11.86%        12.87%        15.24%        17.12%
Jefferson PA .............................   7.53%        7.59%         9.70%        10.62%        13.03%        14.87%
Jefferson NJ .............................   6.58%        7.04%         9.30%         9.23%        13.21%        13.57%
"Well capitalized" institution (under FDIC
 Regulations) ............................   5.00%        5.00%         6.00%         6.00%        10.00%        10.00%

     At December 31, 1998, both the Company's subsidiary banks were "well-capitalized" under FDIC regulations.


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

     As a result of the Regent acquisition, the Company at December 31, 1998 showed a net increase of approximately $100 million of mortgage-backed securities with unamortized purchase premium of approximately $1.5 million. As a result of the Pioneer acquisition, it acquired in excess of $120 million of additional mortgage servicing now included in restated servicing amounts. Both of these acquired assets increased the Company's exposure to prepayments resulting from lower interest rate environments, which would require reinvestment at lower rates, and accelerated expense recognition of unamortized premium and mortgage servicing rights. In 1998, management acted to reduce exposure to lower interest rate environments by decreasing its portfolio of mortgage-backed securities through run-off, selling $50 million of mortgage servicing, increasing the amounts of fixed rate loans and selling approximately $10 million of municipal securities and replacing them with municipal securities with longer call protection.

     In the fourth quarter of 1998, market interest rates rapidly decreased, as reflected in a .75% decrease in the prime rate. While the Company's loans tied to prime and federal funds sold immediately adjusted to the lower rates, lags in the repricing of certificates of deposit contributed to fourth quarter interest margin compression. Repricing or refinancing of fixed rate loans may also serve to compress margins in lower rate environments, as may the Company's ability to lower deposit interest rates to offset reductions in loan and other investment rates. Should rates rise, the Company is subject to extension risk as prepayments and refinancing might decrease. While management attempts to optimize its interest rate margins, there can be no assurances that such margins can be maintained.

     To manage its exposure to higher interest rate environments, the Company intends to continue to make significant amounts of commercial loans with rates which adjust to the prime rate or other indices. To manage its exposure to lower interest rate environments, the Company intends to continue to make significant amounts of fixed rate consumer and commercial loans. However, such loans are subject to prepayment. The Company also intends to continue purchases of fixed rate securities, certain of which cannot be prepaid or called for specific periods. The proportionate amounts of loans which adjust to indices versus fixed rate loans is monitored to attempt to optimize net interest margins. The Company does not currently utilize hedges, swaps, futures, or other such instruments.

     The following table summarizes estimated repricing intervals for interest earning assets and interest bearing liabilities as of December 31,1998, and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. To the extent loans presented in this table are on a demand basis, they are categorized as to maturity based upon their estimated amortization.

                                                            Within        Four to           One to         Two to          Over
                                                            Three          Twelve            Two            Five           Five
                                                            Months         Months           Years          Years          Years
                                                        -------------  -------------    -------------  -------------  -------------
                                                           (dollars in thousands)                 (dollars in thousands)
Interest earning assets:
 Investment securities:
   Available for sale:
    Taxable investment securities ....................    $  48,632      $ 40,504         $  41,036      $  69,890      $  52,566
    Non-taxable investment securities ................                        251               115                        48,372
   Held to maturity:
    Non-taxable investment securities ................                                          257            195            225
 Mortgages held for sale .............................       14,600
 Loans net of unearned discount ......................      408,793       231,909           156,790        265,452        152,395
                                                          ---------      --------         ---------      ---------      ---------
Total interest earning assets ........................      472,025       272,664           198,198        335,537        253,558
                                                          ---------      --------         ---------      ---------      ---------
Interest bearing liabilities:
 Savings, money market and interest checking .........       69,195                         133,687        263,102
 Time deposits .......................................      165,941       370,765            53,167         11,842            700
 Securities sold under repurchase agreements .........       39,635
 FHLB advances .......................................      109,182
 Subordinated notes and debentures ...................           --                                          9,000         23,000
 Debentures relating to trust preferred securities ...           --                                                        25,300
                                                          ---------                                                     ---------
Total interest bearing liabilities ...................      383,953       370,765           186,854        283,944         49,000
                                                          ---------      --------         ---------      ---------      ---------
Gap ..................................................    $  88,072      $(98,101)        $  11,344      $  51,593      $ 204,558
                                                          =========      ========         =========      =========      =========
Cumulative gap .......................................    $  88,072      $(10,029)        $   1,315      $  52,908      $ 257,466
                                                          =========      ========         =========      =========      =========
Gap to assets ratio ..................................            5%           (6%)               1%             3%            13%
Cumulative gap to assets ratio .......................            5%           (1%)               *              3%            16%

------------
* Less than 1%.

     The method used to estimate interest rate sensitivity in the table above has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times than changes in market interest rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets, e.g., adjustable rate loans, often have provisions which may limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals experienced by the Company in the event of a change in interest rates may deviate significantly from those assumed in calculating the data shown in the table. Finally, the ability of borrowers to service their debt may decrease in the event of an interest rate increase.

     The following table summarizes interest earning assets and interest bearing liabilities at December 31, 1998 by contractual maturity. Savings, money market and interest checking which have technical contractual maturities of one day, have been categorized as to maturity based upon the Company's and industry's experience with such accounts. The Company's historical experience with it's savings, money market and interest checking has demonstrated core deposit retention notwithstanding that such instruments were not repriced during periods when market interest rates increased. In 1998, the Company reviewed such retention with an outside consulting firm which affirmed these characteristics based upon their studies. Accordingly, the company classifies significant portions of its savings, money market and interest checking as maturing and/or repriceable in periods as shown in the following table.



                                            Within          Four to         One to          Two to
                                             Three          Twelve            Two            Three
                                            Months          Months           Years           Years
                                        --------------  --------------  --------------  --------------
                                                            (dollars in thousands)
Interest earning assets:
 Investment securities
 Available for sale:
  Taxable investment securities ......    $   8,009       $   9,066       $   9,597       $   2,690
  (Rate)                                       6.07%           6.31%           5.99%           5.87%
  Non-taxable investment securities...                          251             115
  (Rate)                                                       6.08%           5.61%
 Held to maturity:
  Non-taxable investment securities                                             257
  (Rate)                                                                       7.67%
 Loans net of unearned discount ......      164,906         270,058         158,538         135,396
  (Rate)                                       8.92%           8.46%           8.45%           8.46%
                                          ---------       ---------       ---------       ---------
Total interest earning assets ........      172,915         279,375         168,507         138,086
                                          ---------       ---------       ---------       ---------
Interest bearing liabilities:
 Savings, money market and interest
  checking ...........................       69,195                         133,687         161,012
  (Rate)                                       3.34%                           2.81%           2.91%
 Time deposits .......................      165,941         370,765          53,167           6,856
  (Rate)                                       5.24%           5.42%           6.41%           6.01%
 Securities sold under repurchase
  agreements .........................       39,635
  (Rate)                                       4.16%
 FHLB advances .......................      109,182
  (Rate)                                       5.34%
 Subordinated notes and debentures ...
  (Rate)
 Debentures relating to trust
  preferred securities ...............
  (Rate)
Total interest bearing liabilities ...      383,953         370,765         186,854         167,868
                                          ---------       ---------       ---------       ---------
Gap ..................................    $(211,038)      $ (91,390)      $ (18,347)      $ (29,782)
                                          =========       =========       =========       =========
Cumulative gap .......................    $(211,038)      $(302,428)      $(320,775)      $(350,557)
                                          =========       =========       =========       =========
Gap to assets ratio ..................          (13%)            (6%)            (1%)            (2%)
Cumulative gap to assets ratio .......          (13%)           (18%)           (20%)           (21%)

(RESTUBBED TABLE)

                                            Three to         Four to          Over
                                              Four            Five            Five                         Fair
                                             Years            Years          Years          Total          Value
                                        ---------------  --------------  -------------  -------------  ------------
                                                                  (dollars in thousands)
Interest earning assets:
 Investment securities
 Available for sale:
  Taxable investment securities ......                                     $ 223,266     $  252,628     $  252,628
  (Rate)                                                                        6.23%          6.21%
  Non-taxable investment securities...                                        48,372         48,738         48,738
  (Rate)                                                                        7.93%          7.91%
 Held to maturity:
  Non-taxable investment securities              195                             225            677            699
  (Rate)                                        7.62%                           8.15%          7.82%
 Loans net of unearned discount ......       106,815          84,727         309,499      1,229,939      1,224,244
  (Rate)                                        8.62%           8.52%           8.03%          8.43%
                                             -------          ------       ---------     ----------
Total interest earning assets ........       107,010          84,727         581,362      1,531,982      1,526,309
                                             -------          ------       ---------     ----------     ----------
Interest bearing liabilities:
 Savings, money market and interest
  checking ...........................       102,090                                        465,984        465,984
  (Rate)                                        2.43%                                          2.84%
 Time deposits .......................         2,493           2,493             700        602,415        602,415
  (Rate)                                        5.70%           5.41%           7.90%          5.47%
 Securities sold under repurchase
  agreements .........................                                                       39,635         39,635
  (Rate)                                                                                       4.16%
 FHLB advances .......................                                                      109,182        109,182
  (Rate)                                                                                       5.34%
 Subordinated notes and debentures ...         9,000                          23,000         32,000         32,062
  (Rate)                                        9.50%                           8.75%          8.96%
 Debentures relating to trust
  preferred securities ..........                                             25,300         25,300         25,416
  (Rate)                                                                        9.25%          9.25%
                                                                           ---------     ----------
Total interest bearing liabilities ...       113,583           2,493          49,000      1,274,516      1,274,694
                                             -------          ------       ---------     ----------     ----------
Gap ..................................     $  (6,573)      $  82,234       $ 532,362     $  257,466     $  251,615
                                           =========       =========       =========     ==========     ==========
Cumulative gap .......................     $(357,130)      $(274,896)      $ 257,466
                                           =========       =========       =========
Gap to assets ratio ..................             *               5%             33%
Cumulative gap to assets ratio .......           (22%)           (17%)            16%

------------
* Less than 1%.

Financial Condition

     General. Total average assets of the Company amounted to $1.6 billion in 1998, $1.4 billion in 1997, and $1.3 billion in 1996, as restated to reflect the Regent and UVB acquisitions. This amounted to a $197.4 million or a 14% increase in 1998 over 1997, as compared with an increase of $79.2 million or 6% in 1997 over 1996. The majority of the 1998 increase resulted from consumer loan growth and also included the approximate half year effect of $99.2 million to loans to a customer's employee stock ownership plan. In 1997, increases reflected increases in consumer loans which are comprised primarily of indirect automobile loans. Regulatory capital in 1997 was increased by an offering of $25.3 million of 9.25% trust preferred securities. Regulatory capital was increased in 1996 by the $23.0 million offering of the Company's 8.75% subordinated notes. See "Liquidity and Capital Resources", above.

     Investment Portfolio. The following tables present the amortized cost and approximate market values for each major category of the Company's investment securities, both held to maturity and available for sale.



                                                                             December 31,
                                            -------------------------------------------------------------------------------
                                                      1998                       1997                        1996
                                            ------------------------   -------------------------  -------------------------
                                             Amortized      Fair        Amortized      Fair        Amortized       Fair
                                               Cost         Value         Cost         Value         Cost          Value
                                            -----------   ----------   -----------   -----------   ----------   -----------
                                                                            (in thousands)
Securities Held to Maturity:
Mortgage backed securities ..............                                                           $ 75,083     $ 73,250
State and municipal obligations .........    $    677      $    699     $    682      $    699           687          701
                                             --------      --------     --------      --------      --------     --------
Other securities ........................
   Total held to maturity ...............    $    677      $    699     $    682      $    699      $ 75,770     $ 73,951
                                             ========      ========     ========      ========      ========     ========
Securities Available for Sale:
U.S. Treasury securities ................    $  7,358      $  7,468     $ 42,489      $ 42,612      $ 68,580     $ 68,549
Federal agency obligations ..............      19,251        19,376       38,032        38,141        47,127       47,201
Mortgage-backed securities ..............     199,685       200,374      204,788       204,415        54,656       53,974
State and municipal obligations .........      46,730        48,738       51,215        53,153        15,334       15,580
Other securities ........................      25,417        25,410       26,112        26,180        19,714       19,717
                                             --------      --------     --------      --------      --------     --------
   Total available for sale .............    $298,441      $301,366     $362,636      $364,501      $205,411     $205,021
                                             ========      ========     ========      ========      ========     ========

------------
     Except for U.S. Treasury and federal agency securities, investments in the securities of any one issuer do not exceed 10% of the total amount of investment securities held.

     Investment securities with a carrying value of $47.3 million and $151.2 million at December 31, 1998 and 1997, respectively, were pledged to secure deposits of state and local governments, federal government agencies, and securities sold under repurchase agreements and other instruments as required or permitted by law.

     The following table shows the contractual maturity distribution of the investment securities portfolio and the weighted average yield of such securities as of December 31, 1998:

                                           One Year                One to Five
                                            or Less    Yield(1)       Years       Yield(1)
                                          ----------  ----------  -------------  ----------
                                                       (dollars in thousands)
Held to Maturity:
U.S. Treasury securities ...............
Federal agency obligations .............
Mortgage backed securities (1) .........
State and municipal obligations (2) ....                             $   452     7.65%
                                                                     -------
Other securities .......................
 Total held to maturity ................                             $   452
                                                                     =======
  Weighted average yield ...............                                         7.65%
                                                                                 ====
Available for Sale:
U.S. Treasury securities ...............   $ 6,590    6.16%
Federal agency obligations .............     9,779    6.23%          $ 9,597     5.99%
Mortgage backed securities(1) ..........                               2,690     5.87%
State and municipal obligations(2) .....       251    6.08%              115     5.61%
Other securities .......................       705    6.10%
                                           -------
 Total available for sale ..............   $17,325                   $12,402
                                           =======                   =======
  Weighted average yield ...............              6.19%                      5.96%
                                                      ====                       ====

(RESTUBBED TABLE)

                                           Five to Ten                 Over Ten
                                              Years       Yield(1)      Years      Yield(1)      Total
                                          -------------  ----------  -----------  ----------  -----------
                                                              (dollars in thousands)
Held to Maturity:
U.S. Treasury securities ...............
Federal agency obligations .............
Mortgage backed securities (1) .........
State and municipal obligations (2) ....     $   225     8.15%                                 $    677
                                             -------                                           --------
Other securities .......................
 Total held to maturity ................     $   225                                           $    677
                                             =======                                           ========
  Weighted average yield ...............                 8.15%
                                                         ====
Available for Sale:
U.S. Treasury securities ...............     $   878     6.47%                                 $  7,468
Federal agency obligations .............                                                         19,376
Mortgage backed securities(1) ..........      23,682     6.20%        $174,002    6.20%         200,374
State and municipal obligations(2) .....                                48,372    7.93%          48,738
Other securities .......................         200     8.58%          24,505    6.10%          25,410
                                             -------                  --------                 --------
 Total available for sale ..............     $24,760                  $246,879                 $301,366
                                             =======                  ========                 ========
  Weighted average yield ...............                 6.23%                    6.53%
                                                         ====                     ====

------------
(1) The yield on mortgage-backed securities is estimated on the basis of prepayment assumptions.

(2) Yields on tax-exempt obligations have been computed on a tax equivalent basis assuming a marginal federal tax rate of 35%.

     Loan Portfolio. In addition to continuing its historical emphasis on commercial loans, the Company has increasingly emphasized consumer loans, especially indirect automobile loans. Accordingly, consumer loans, the majority of which are comprised of indirect automobile loans, grew to $348.7 million at December 31, 1998, or 40% more than the $249.2 million at December 31, 1997, which had increased 50% over the prior year end. Commercial based lending includes commercial loans, commercial mortgages, construction loans and direct financing leases. Total commercial based loans increased to $768.0 million at December 31, 1998, or 18% more than the $651.9 million at December 31, 1997, which had decreased 2% over the prior year end.

     The following table summarizes the loan portfolio of the Company by loan category and amount at December 31 for the past five years. The loan categories correspond to the Company's internal classifications. Net loans are stated at the amount of unpaid principal, and are net of unearned discount and unearned loan fees. Loans with a principal amount in excess of 2% of the Company's capital are generally considered to be "large" loans. By these standards, large loans were those exceeding $2.6 million, $2.4 million and $2.0 million at December 31, 1998, 1997 and 1996, respectively. Large loans as a percentage of total loans at December 31, 1998, 1997 and 1996 were 15%, 11% and 11%, respectively.

                                                                        December 31,
                                         ---------------------------------------------------------------------------
                                              1998             1997            1996           1995          1994
                                         --------------   --------------   ------------   -----------   ------------
                                                                       (in thousands)
Mortgages held for sale ..............    $    14,600      $     4,327      $   3,452      $  18,285     $   8,551
                                          -----------      -----------      ---------      ---------     ---------
Commercial loans (1) .................        426,375          299,956        328,724        318,513       263,821
Commercial mortgages .................        231,231          246,986        244,231        257,242       186,650
Construction loans ...................         87,782           86,309         75,603         66,835        51,637
Direct financing leases ..............         22,574           18,649         13,963         13,642        13,556
Consumer loans .......................        348,702          249,219        166,553        139,968       104,271
Credit cards .........................         22,817           21,669          6,079          2,115           624
Residential mortgages ................         73,023           75,288         77,471         80,506        88,480
Overdrafts ...........................          2,835            3,741          1,307          1,096           912
                                          -----------      -----------      ---------      ---------     ---------
Net loans (before allowance for credit
 losses) .............................      1,215,339        1,001,817        913,931        879,917       709,951
                                          -----------      -----------      ---------      ---------     ---------
   Total net loans and mortgages held
    for sale .........................    $ 1,229,939      $ 1,006,144      $ 917,383      $ 898,202     $ 718,502
                                          ===========      ===========      =========      =========     =========

------------
(1) Commercial loans secured by real property approximated $181.1 million, $160.9 million, $166.8 million, $165.2 million and $153.4 million respectively at December 31, 1998, 1997, 1996, 1995 and 1994.

     The following table summarizes the loan portfolio of the Company by loan category and amount at December 31, 1998 and corresponds to appropriate regulatory definitions.


                                                                                            Book Value
                                                                                         ---------------
                                                                                          (in thousands)
       Loans secured by real estate:
          Construction and land development ..........................................      $   92,133
          Secured by 1-4 family residential properties ...............................         219,703
          Secured by multifamily (5 or more) residential properties ..................          39,042
          Secured by non-family, non-residential properties ..........................         290,836
       Commercial and industrial loans:
          To U.S. addresses (domicile) ...............................................         245,291
       Loans to individuals for household, family and other personal expenditures:
          Credit cards and related plans .............................................          24,458
          Other ......................................................................         290,406
          Tax-exempt industrial development obligations ..............................           2,345
          All other loans ............................................................           3,151
          Lease financing receivables, net of unearned income ........................          22,574
                                                                                            ----------
    Total ............................................................................      $1,229,939
                                                                                            ==========


     The following table presents selected loan categories at December 31, 1998 by maturity. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loans at variable rates include loans immediately repriceable, or repriceable at specified intervals (usually three years or less) in response to changes in specified indices.

                                                                  Period to Maturity
                                                ------------------------------------------------------
                                                  Within      One to Five     After Five
                                                 One Year        Years          Years         Total
                                                ----------   -------------   -----------   -----------
                                                                    (in thousands)
Commercial and commercial mortgages .........    $210,814       $216,922      $229,870      $657,606
Construction ................................      50,429         35,009         2,344        87,782
                                                 --------       --------      --------      --------
      Total .................................    $261,243       $251,931      $232,214      $745,388
                                                 ========       ========      ========      ========
Amounts of loans:
   Loans at fixed rates .....................                   $166,859      $180,356
   Loans at variable rates ..................                     85,072        51,858
                                                                --------      --------
      Total .................................                   $251,931      $232,214
                                                                ========      ========


     The following table presents loans, including mortgages held for sale, as of December 31,1998 by maturity:

                                                                    Period to Maturity
                                                 --------------------------------------------------------
                                                  Within      One to Five     After Five
                                                  One Year        Years          Years          Total
                                                 ----------   -------------   -----------   -------------
                                                                     (in thousands)
Mortgages held for sale .........                $ 14,600             --             --     $   14,600
Loans at fixed rates ............                 167,905      $ 399,717      $ 232,516        800,138
Loans at variable rates .........                 252,459         85,759         76,983        415,201
                                                 --------      ---------      ---------     ----------
   Total ........................                $434,964      $ 485,476      $ 309,499     $1,229,939
                                                 ========      =========      =========     ==========

     Non-Performing Loans. Loans are considered to be non-performing if they are on a non-accrual basis or terms have been renegotiated to provide a reduction or deferral of interest or principal because of a weakening in the financial positions of the borrowers. A loan which is past due 90 days or more and still accruing interest remains on accrual status only when it is both adequately secured as to principal and accruing interest and is in the process of collection. Non-accrual loans were $12.4 million, $9.9 million, $15.1 million, $16.7 million and $13.9 million, respectively, at December 31, 1998, 1997, 1996, 1995 and 1994 (1). Non-performing assets including other real estate owned amounted to $15.5 million, $12.1 million, $19.3 million, $25.7 million and $21.4 million, respectively, at December 31, 1998, 1997, 1996, 1995 and 1994 (1). Of the $2.5 million increase in non-accruals between December 31, 1998 and 1997, $1.0 million represented increases in non-accruals resulting from the Regent loan portfolio and $1.0 million resulted from increases in consumer loans (1). The significant decrease in non-accrual loans between December 31, 1997 and prior years reflected the sale, by Regent, of $6.5 million of its non-performing and other problem loans (1). The majority of the $4.8 million in Regent's insurance premium financing receivables, shown separately in the table below, which resulted from a Regent consumer loan program to finance automobile insurance premiums, were charged off in 1996. Of the $12.4 million in non-accruals at December 31, 1998, a total of $1.5 million resulted from the Regent acquisition (1). Activity in non-accrual loans in 1998 reflected $8.8 million of additions, $2.9 million of payments, $2.2 million of charge-offs, $367,000 of transfers to other real estate owned and $952,000 of loans returned to accrual status. Activity in 1997 reflected $5.2 million of additions, $357,000 of transfers to other real estate owned, $91,000 of returns to accrual status, $5.3 million of charge-offs and $4.7 million of payments. Loans past due 90 days or more still accruing interest amounted to $7.1 million in 1998, $5.5 million in 1997 and $5.5 million in 1996. The majority of the increase in 1998 over 1997 resulted from increases in consumer loan delinquencies, primarily indirect automobile loans. The decreases in 1997 and 1996 as compared to 1995 reflect the elimination of substantially all amounts originally resulting from the Constitution acquisition. Although significant increases in non-accrual loans resulted from acquisitions, management believes that such loans are adequately reserved in the allowance for credit losses. See "Summary of Credit Loss Experience" below.

     Other real estate owned at December 31, 1998 totaled $3.1 million, compared to $2.3 million at December 31, 1997. The balance at December 31, 1998 was not materially increased as a result of the Regent acquisition. Activity in 1998 reflected additions of $2.9 million, sales and other receipts of $1.7 million, transfers from non-accrual of $367,000 and charge-offs and other write downs of $790,000. Activity in 1997 reflected additions of $2.1 million with sales and other receipts of $3.3 million and charge offs of $671,000. Other real estate owned at December 31, 1996 totaled $4.3 million, a decrease of $1.8 million from December 31, 1995.

     The following table presents the principal amounts of non-accrual and renegotiated loans (excluding loans past due 90 days or more and still accruing interest) at December 31 for the years 1998 through 1994 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest. Totals for other real estate owned are also presented.

                                                                      1998           1997       1996         1995           1994
                                                                   ----------     ---------  ----------    ---------     ----------
                                                                      (dollars in thousands)              (dollars in thousands)
Loans accounted for on a non-accrual basis (1) ..................   $  12,369    $   9,857    $  15,106    $  16,695     $  13,925
Loans renegotiated to provide a reduction or deferral of interest
 or principal ...................................................          --           --           --           --         1,367
Total non-performing loans (1) ..................................   ---------    ---------    ---------    ---------     ---------
                                                                       12,369        9,857       15,106       16,695        15,292
Other real estate owned .........................................   ---------    ---------    ---------    ---------     ---------
Non-performing insurance premium financing receivables ..........       3,114        2,265        4,237        4,260         6,093
                                                                           --           --           --        4,778            --
Total non-performing assets (1) .................................   ---------    ---------    ---------    ---------     ---------
                                                                    $  15,483    $  12,122    $  19,343    $  25,733     $  21,385
Non-performing loans/total loans(1) .............................   =========    =========    =========    =========     =========
Non-performing assets/total loans and non- performing assets(1)          1.01%        0.98%        1.65%        1.86%         2.13%
Loans past due 90 days or more as to interest or principal pay-          1.26%        1.20%        2.11%        2.85%         2.95%
 ments still accruing interest and not included in non-accrual loans ..........................................................
                                                                    $   7,107    $   5,460    $   5,455    $   7,992     $   6,584
                                                                    =========    =========    =========    =========     =========


     Interest Accrual Policies. Interest income is accrued as it is earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions which may affect the borrower's repayment ability and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Loans on which the accrual of interest had been discontinued or reduced amounted to $12.4 million, $9.9 million and $15.1 million at December 31, 1998, 1997 and 1996, respectively. If interest on non-accrual loans (1) had been accrued, such income would have been approximately $985,000, $1.1 million, and $989,000 for the years ended December 31, 1998, 1997 and 1996, respectively
(1). At December 31, 1998 and 1997, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual.
------------
(1) Excluding loans past due 90 days or more and still accruing interest.

     The balance of impaired loans was $12.4 million and $9.9 million respectively at December 31, 1998 and 1997. The Company identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $2.8 million and $2.3 million, respectively, at December 31, 1998 and 1997. The average recorded investment in impaired loans was $11.6 million in 1998 and the income recognized on impaired loans during 1998 was $-0-. The average recorded investment in impaired loans was $10.8 million in 1997 and the income recognized on impaired loans during 1997 was $-0-. Total cash collected on impaired loans during 1998 and 1997 was $2.8 million and $3.2 million, respectively, which was credited to the principal balance outstanding on such loans. Respective interest which would have been accrued on impaired loans during 1998 and 1997 was $985,000 and $1.1 million. The Company recognizes income on non-accrual loans under the cash basis when the loans are current and the collateral on the loans is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income.

     Provision for Credit Losses. The provision for credit losses is an amount charged against earnings to fund the allowance for possible future losses on existing loans. In order to determine the amount of the provision for credit losses, the Company conducts a quarterly review of the loan portfolio to evaluate overall credit quality. This evaluation consists of an analysis of individual loans and overall risk characteristics, the size of the different loan portfolios, current economic and market conditions, changes in non-performing loans, the capability of specific borrowers to repay specific loan obligations and current loan collateral values. The Company also considers past estimates of possible loan losses as compared with actual losses, potential problems relating to sizable loans and large loan concentrations (if any). As adjustments become identified, they are reported in earnings for the period in which they become known.

     The provision for credit losses was $6.0 million in 1998, as compared to $3.7 million in 1997 and $10.1 million in 1996, as restated for the acquisition of Regent, which had experienced substantial losses in 1996. The ratio of the allowance for credit losses to non-performing assets was 80%, 117% and 87% at December 31, 1998, 1997 and 1996, respectively. The ratio of the allowance for credit losses to total loans was 1.01%, 1.40% and 1.83% respectively at December 31, 1998, 1997 and 1996 on a restated basis. The ratio of the allowance for credit losses to non-accrual loans and loans 90 days past due still accruing interest, was 64%, 92% and 82% at December 31, 1998, 1997 and 1996, respectively. In 1998 as compared to 1997, net charge-offs for credit cards increased by $1.8 million to $2.7 million, and net charge-offs for installment loans increased by $476,000 and contributed to the increase in the 1998 provision. The Company is pursuing a plan to dispose of its credit card portfolio in 1999. The 1998 increase also reflected a $1.5 million provision for Regent, which had recorded a $100,000 provision in 1997. The increase in Regent's provision was the amount necessary to increase it's allowance to levels determined by an analysis which applied estimated loss ratios to various categories of Regent loans. The decrease in the allowance for credit losses to $14.1 million at December 31, 1997 from $16.8 million at December 31, 1996 reflected $1.9 million of previously reserved charge-offs incurred by Regent upon the 1997 sale of $6.5 million of its non performing and other problem loans. The provision for credit losses decreased to $3.7 million in 1997 from $10.1 million in 1996, reflecting the disposition of those problem loans. Also reflected in the $10.1 million 1996 provision was approximately $3.0 million for Regent's losses in connection with its consumer automobile insurance premium financing programs and a $1.5 million additional provision by UVB to bring its allowance for credit losses to levels more consistent with industry wide methodologies. The decrease in the December 31, 1996 allowance for credit losses to $16.8 million from $21.5 million at December 31, 1995 reflected the charge off, by the Company, in 1996 of $3.9 million which had previously been recorded in the allowance for credit losses. The $8.9 million provision for credit losses in 1995 reflected a $4.9 million provision by Regent primarily for its consumer automobile insurance premium financing program, and contributed to the increase in the allowance in 1995 to $21.5 million from $10.7 million in 1994. Also reflected in that increase was a $6.1 million allowance for credit losses resulting from Constitution Bank.

     Summary of Credit Loss Experience. The following table summarizes the credit loss experience of the Company for each of the past five years:



                                                                                     Year Ended December 31,
                                                              -------------------------------------------------------------------
                                                                   1998           1997         1996           1995       1994
                                                                ---------      ---------    ---------      ----------   ---------
                                                                 (dollars in thousands)              (dollars in thousands)
Balance in allowance for credit losses at beginning of year ..  $  14,136      $  16,794     $  21,492      $  10,700    $   8,189
                                                                ---------      ---------     ---------      ---------    ---------
Loans charged-off:
   Commercial ................................................        908          2,254         2,510          2,817        1,336
   Construction ..............................................        213                          473                         190
   Real estate mortgage ......................................      2,944          4,254         4,724          1,716        2,123
   Credit card ...............................................      2,714            835           160             16
   IPF .......................................................                                   8,967
   Installment and direct financing leases ...................      2,059          1,362           522            435          272
                                                                ---------      ---------     ---------      ---------    ---------
      Total ..................................................      8,838          8,705        17,356          4,984        3,921
                                                                ---------      ---------     ---------      ---------    ---------
Recoveries:
   Commercial ................................................        403            216           109            266          393
   Construction ..............................................         --             --            --             --           --
   Real estate mortgage ......................................        337          1,276           901            439          196
   Credit card ...............................................         49              9            --             --           --
   IPF .......................................................         47            757         1,482             --           --
   Installment and direct financing leases ...................        310             89            51             59           28
                                                                ---------      ---------     ---------      ---------    ---------
      Total ..................................................      1,146          2,347         2,543            764          617
                                                                ---------      ---------     ---------      ---------    ---------
Net charge-offs ..............................................      7,692          6,358        14,813          4,220        3,304
Purchase of Chester County ...................................                                                               2,434
Purchase of Security First ...................................                                                                 664
Purchase of Constitution .....................................                                                  6,121
Provision charged to operations ..............................      5,963          3,700        10,115          8,891        2,717
                                                                ---------      ---------     ---------      ---------    ---------
Balance in allowance for credit losses at end of period ......  $  12,407      $  14,136     $  16,794      $  21,492    $  10,700
                                                                =========      =========     =========      =========    =========
Net charge-offs/average loans ................................       0.71%          0.67%         1.63%          0.53%        0.51%

     Management of the Company has not attempted to allocate specific portions of the allowance for credit losses to specific loans or loan categories. However, the Company regularly monitors the credit-worthiness and financial condition of its significant borrowers, in all loan categories.

     The Company determines the level of its allowance for possible credit losses based on a number of factors. An analysis of individual commercial loans, commercial real estate, construction and other loans as well as internally classified loans is conducted, in addition to an analysis based upon historical loss experience. In this analysis, the Company applies its loss experience over the preceding eight fiscal quarters in each loan portfolio segment to the balance outstanding in such segment at the end of the period as to which the determination of allowance adequacy is being made, and uses this analysis as a predictor of future loss. In conjunction with the above analyses, the Company considers both internal and external factors which may affect the adequacy of the allowance for possible credit losses. Such factors may include, but are not limited to, present and prospective industry trends and regional and national economic conditions, past estimates of possible loan losses as compared to actual losses, potential problems with sizable loans and large loan concentrations. The Board of Directors reviews management's assessments at least on a quarterly basis.

     Historically, the Company has not generally been an unsecured lender either to businesses or individuals, and typically its loans are secured by some form of collateral. However, exceptions may be made to this general operating philosophy from time to time. For most loans, which are collateralized, the primary risk element, other than fraud, relates to the market acceptability and value adequacy of the collateral securing the loans.

     Commitments. In the normal course of its business, the Company makes commitments to extend credit and issues standby letters of credit. Generally, such commitments are provided by the Company as a service to customers with which the Company has other relationships. Commitments to extend credit amounted to $370.5 million and $351.8 million at December 31, 1998 and 1997, respectively. Standby letters of credit amounted to $27.9 million and $12.6 million at December 31, 1998 and 1997, respectively.

     Deposits. One of the primary components of sound growth and profitability is core deposit accumulation and retention. Core deposits consist of all deposits except public funds and certificates of deposit in excess of $100,000. Since core deposits exclude certificates of deposit issued in excess of $100,000, it is the Company's general policy to issue such certificates only to customers with which the Company has other relationships. At December 31, 1998, total deposits were approximately $1.3 billion, an increase of approximately $190.7 million or 18% from December 31, 1997. At December 31, 1997, total deposits were approximately $1.1 billion, an increase of approximately $113.4 million or 12% over 1996. The increase in both periods reflected inflows resulting from core deposit growth and promotional rates on various deposit instruments. Year end core deposits as a percentage of total deposits were approximately 90% for 1998 and 1997 while the percentage of certificates of deposit in excess of $100,000 was 10% in those years.

     The following tables present the average balances and rates paid on deposits for each of the years ended 1998, 1997 and 1996:

                                                     1998                       1997                       1996
                                          ------------------------   ------------------------   -------------------------
                                             Average      Average       Average      Average       Average       Average
                                             Balance        Rate        Balance        Rate        Balance        Rate
                                          ------------   ---------   ------------   ---------   ------------   ----------
                                                                      (dollars in thousands)
Demand (non-interest bearing) .........    $  172,348                 $  142,090                 $ 136,140
Interest checking .....................        89,938    1.12%            85,118    1.29%           76,846     1.96%
Savings and money market ..............       370,143    4.01%           301,675    3.67%          287,378     3.58%
Time ..................................       582,471    5.67%           501,424    5.70%          499,129     5.70%
                                           ----------                 ----------                 ---------
   Total Deposits .....................    $1,214,900                 $1,030,307                 $ 999,493
                                           ==========                 ==========                 =========


     As of December 31, 1998, the Company had total time deposits of approximately $602.4 million. The following table summarizes the composition of these deposits.

                                                                           Percentage of
                                                                            Total Time
                                                              Amount         Deposits
                                                           ------------   --------------
                                                              (dollars in thousands)
Certificates of deposits in excess of $100,000 .........    $ 125,358            21%
Individual retirement accounts .........................       54,895             9%
Other time deposits ....................................      422,162            70%
                                                            ---------            --
   Total ...............................................    $ 602,415           100%
                                                            =========           ===


     The remaining maturity of certificates of deposit of $100,000 or more as of December 31, 1998 is presented:

                                                 Amount
                                            ---------------
                                             (in thousands)
  Maturity:
  Three months or less ..................       $ 57,773
  Three to six months ...................         57,809
  Six to 12 months ......................          8,812
  Over 12 months ........................            964
                                                --------
  Total .................................       $125,358
                                                ========

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

     Year 2000. As a control over the potential disruption which might result from year 2000 ("Y2K") computer malfunctions or failure of computer chips utilized in equipment, management is in process of rectifying non-compliant software and hardware systems throughout the institution. The bank's loan and deposit applications are serviced by Fiserv, a publicly held corporation which specializes in providing data processing services to financial institutions. Management is monitoring that company's execution of its plan to bring remaining applications into compliance. Fiserv's compliance is further under review by a third party firm and is scheduled for additional examinations through 1999. Management does not expect the costs of bringing the Company's systems into Y2K compliance to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company has been actively involved in Y2K issues. The Company has assessed its state of readiness by evaluating its information technology ("IT") and non-IT systems. The IT systems consist of data processing services owned by service providers, an administrative network, various networked computers and equipment. Service providers have developed a project time line to meet all deadlines as prescribed by the FDIC. They have provided updates on their progress in meeting those goals which document that they are meeting the FDIC guidelines. The administrative network is in the process of being fully tested. All non-compliant equipment and software has been updated or replaced to achieve Y2K compliance. The Company has made the following determinations in regard to Y2K issues relating to third parties. The FRB and other regulatory agencies, both federal and state, all purport to be in compliance or on schedule with Y2K issues. Vendors are substantially fungible and alternative sources for any with Y2K problems can be utilized. For depositors the Company has provided public forums to discuss Y2K issues, however, the Company does not anticipate any significant Y2K issues with its deposit base. With regard to borrowers, each loan made since June 1, 1998 has been evaluated as to its Y2K issues. Loan officers are in the process of determining any special exposures. Based upon its knowledge of its portfolio, no significant special exposures are known. The Company's allowance for credit losses will reflect any potential Y2K related losses. The Company replaced hardware and software through prior expenditures and did not accelerate any replacement periods. All labor costs were incurred using existing staff. Outside vendors will be utilized during the testing phase of the Company's plan, which is currently scheduled for completion by June 30, 1999. Incremental costs for 1999 are not currently anticipated to exceed $200,000.

     The Company anticipates that the most likely worst case scenario will be a combination of several borrowers experiencing short term Y2K cash flow problems and a pre-Y2K increase in cash demand by customers. The Company does not consider a failure of its computer system as likely because of pre-Y2K preparation. The other failure commonly discussed is a failure of the power grid. Based upon communications with its power companies, the Company does not consider that likely. If the Company has borrowers that experience Y2K cash flow problems, they will be dealt with in the same routine manner by which normal cash flow interruptions experienced by borrowers are addressed. Any increase in cash demand will be funded by the Company's normal currency ordering procedures.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Financial Statement Schedules are set forth at pages 35 to 61 of this report.


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

   2. Financial Statement Schedules

       None.

   3. Exhibits

        3. (i)  Articles of Incorporation*
          (ii) By-Laws*

        4. Instruments defining the rights of security holders, including indentures*

       12. Statements re computation of ratios*

       21. Subsidiaries of registrant*

(b) Reports on Form 8-k during the fourth quarter.

      None.

------------
* Exhibits 3, 12 and 21 appear in Exhibits 3, 12 and 21, respectively, of the Company's registration statement on Form S-4, as amended, Registration No. 333-16261, each of which such exhibits is hereby incorporated herein by reference. Exhibit 4 (instruments defining the rights of the Company's equity and debt securities) is contained in the Exhibits 4 to each of the following: (a) the Company's registration statement on Form S-3, as amended, Registration No. 333-20111 and (b) the Company's registration statement on Form S-2, as amended, Registration No. 333-01562, each of which such exhibits is hereby incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.


                                          JEFFBANKS, INC.




                                          By: /s/ BETSY Z. COHEN
                                            -------------------------
                                            Betsy Z. Cohen
                                            Chairperson of the Board
                                            (Chief Executive Officer)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ BETSY Z. COHEN                             Date: MARCH 29, 1999
--------------------------------------------
BETSY Z. COHEN, Chairman of the Board,
Chief Executive Officer and Director (Chief
Executive Officer)

/s/ EDWARD E. COHEN                            Date: MARCH 29, 1999
--------------------------------------------
EDWARD E. COHEN, Chairman of the
Executive Committee and Director

/s/ ROBERT J. COLEMAN                          Date: MARCH 29, 1999
--------------------------------------------
ROBERT J. COLEMAN, Director

/s/ PAUL FRENKIEL                              Date: MARCH 29, 1999
--------------------------------------------
PAUL FRENKIEL, Senior Vice President -
Finance, Chief Financial Officer and
Controller (Chief Financial and
Accounting Officer)

/s/ ROBERT B. GOLDSTEIN                        Date: MARCH 29, 1999
--------------------------------------------
ROBERT B. GOLDSTEIN, President and
Director

/s/ JOHN G. HOOPES                             Date: MARCH 29, 1999
--------------------------------------------
JOHN G. HOOPES, Director

/s/ HERSH KOZLOV                               Date: MARCH 29, 1999
--------------------------------------------
HERSH KOZLOV, Director

/s/ WILLIAM H. LAMB                            Date: MARCH 29, 1999
--------------------------------------------
WILLIAM H. LAMB, Director

/s/ ARTHUR MAKADON                             Date: MARCH 29, 1999
--------------------------------------------
ARTHUR MAKADON, Director

/s/ P. SHERRILL NEFF                           Date: MARCH 29, 1999
--------------------------------------------
P. SHERRILL NEFF, Director

/s/ JOHN W. ROSE                               Date: MARCH 29, 1999
--------------------------------------------
JOHN W. ROSE, Director

/s/ JAMES R. SIBEL                             Date: MARCH 29, 1999
--------------------------------------------
JAMES R. SIBEL, Chief Credit Officer
and Director

/s/ WILLIAM D. WHITE                           Date: MARCH 29, 1999
--------------------------------------------
WILLIAM D. WHITE, Director


              Report of Independent Certified Public Accountants

Board of Directors and Stockholders
JeffBanks, Inc.

     We have audited the accompanying consolidated balance sheets of JeffBanks, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JeffBanks, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP
----------------------------
Philadelphia, Pennsylvania
January 19, 1999

                       JeffBanks, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS



                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      1998            1997
                                                                                  ------------   -------------
                                                                                         (in thousands)
                                      ASSETS
Cash and cash equivalents
   Cash and due from banks ....................................................    $   54,599     $   52,601
   Federal funds sold .........................................................            --         95,236
                                                                                   ----------     ----------
                                                                                       54,599        147,837

Investment securities available for sale ......................................       301,366        364,501
Investment securities held to maturity ........................................           677            682
Mortgages held for sale .......................................................        14,600          4,327
Loans, net ....................................................................     1,202,932        987,681
Premises and equipment, net ...................................................        24,085         19,518
Accrued interest receivable ...................................................        15,929          9,094
Other real estate owned .......................................................         3,114          2,265
Goodwill ......................................................................         4,059          4,435
Other assets ..................................................................        15,745         20,670
                                                                                   ----------     ----------
    Total assets ..............................................................    $1,637,106     $1,561,010
                                                                                   ==========     ==========

                                    LIABILITIES
Deposits
   Demand (non-interest bearing) ..............................................    $  207,881     $  156,167
   Savings and money market ...................................................       465,984        421,321
   Time deposits ..............................................................       477,057        398,476
   Time deposits, $100,000 and over ...........................................       125,358        109,663
                                                                                   ----------     ----------
                                                                                    1,276,280      1,085,627

Securities sold under repurchase agreements ...................................        39,635         70,911
FHLB advances - short term ....................................................        55,000        148,000
FHLB advances - long term .....................................................        54,182         55,511
Subordinated notes and debentures .............................................        32,000         34,750
Guaranteed preferred beneficial interest in the Company's subordinated debt ...        25,300         25,300
Accrued interest payable ......................................................        15,444         15,734
Other liabilities .............................................................         7,587          3,371
                                                                                   ----------     ----------
    Total liabilities .........................................................     1,505,428      1,439,204

                                SHAREHOLDERS' EQUITY
Common stock - authorized, 20,000,000 shares of $1.00 par value; issued and
 outstanding, 10,486,620 and 6,094,000 shares, respectively ...................        10,487          6,094
Additional paid-in capital ....................................................        97,308         95,150
Retained earnings .............................................................        21,933         19,308
Accumulated other comprehensive income ........................................         1,950          1,254
                                                                                   ----------     ----------
    Total shareholders' equity ................................................       131,678        121,806
                                                                                   ----------     ----------
    Total liabilities and shareholders' equity ................................    $1,637,106     $1,561,010
                                                                                   ==========     ==========


        The accompanying notes are an integral part of these statements.

                       JeffBanks, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                            Year ended December 31,
                                                                     --------------------------------------
                                                                         1998          1997         1996
                                                                     ------------   ----------   ----------
                                                                     (in thousands, except per share data)
Interest income
 Loans, including fees ...........................................    $  99,924      $ 87,794     $ 86,145
 Investment securities ...........................................       21,025        18,895       18,548
 Federal funds sold ..............................................        2,544         3,931        2,407
                                                                      ---------      --------     --------
                                                                        123,493       110,620      107,100
                                                                      ---------      --------     --------
Interest expense
 Time deposits, $100,000 and over ................................        6,560         5,482        5,362
 Other deposits ..................................................       42,298        35,294       34,886
 FHLB advances ...................................................        7,303         6,586        6,238
 Subordinated notes and debentures ...............................        3,026         3,095        2,621
 Preferred securities ............................................        2,341         2,119           --
 Securities sold under repurchase agreements .....................        2,192         3,076        2,834
                                                                      ---------      --------     --------
                                                                         63,720        55,652       51,941
                                                                      ---------      --------     --------
   Net interest income ...........................................       59,773        54,968       55,159
Provision for credit losses ......................................        5,963         3,700       10,115
                                                                      ---------      --------     --------
   Net interest income after provision for credit losses .........       53,810        51,268       45,044
                                                                      ---------      --------     --------
Non-interest income
 Service fees on deposit accounts ................................        3,568         3,497        3,284
 Mortgage servicing fees .........................................        1,211         1,103        1,262
 Gain on sales of residential mortgages and capitalized mortgage
   servicing rights ..............................................        3,388         3,105        2,646
 Gain on sales of investment securities ..........................        1,152           515          245
 Merchant credit card deposit fees ...............................        2,420         1,968        1,593
 Credit card fee income ..........................................          797           432          145
 Other ...........................................................        2,679         2,583        1,321
                                                                      ---------      --------     --------
                                                                         15,215        13,203       10,496
                                                                      ---------      --------     --------
Non-interest expense
 Salaries and employee benefits ..................................       24,210        21,693       20,765
 Occupancy expense ...............................................        4,623         4,187        4,205
 Depreciation ....................................................        2,451         2,070        2,023
 FDIC expense ....................................................          124           496           87
 Data processing expense .........................................        1,240           979        1,447
 Legal ...........................................................        1,907         2,234        1,477
 Stationery, printing and supplies ...............................        1,303           957          941
 Shares tax ......................................................        1,010           951          904
 Advertising .....................................................        1,445         1,227        1,225
 Other real estate owned maintenance expense .....................          345           201          230
 Loss on sale and write-downs of other real estate owned .........          170           454          500
 Amortization of intangibles .....................................          919         1,360        1,371
 Merchant credit card deposit expense ............................        1,954         1,597        1,218
 Credit card origination expense .................................          838           490          235
 Credit card processing expense ..................................          874           577          318
 IPF servicing ...................................................           --           567        2,323
 Other ...........................................................       10,180         6,530        6,953
                                                                      ---------      --------     --------
                                                                         53,593        46,570       46,222
                                                                      ---------      --------     --------
   Income before income taxes ....................................       15,432        17,901        9,318
Income taxes .....................................................        4,000         4,570        4,238
                                                                      ---------      --------     --------
   Net income ....................................................       11,432        13,331        5,080
Preferred stock dividends ........................................           --          (467)        (142)
                                                                      ---------      --------     --------
   Net income available to common shareholders ...................    $  11,432      $ 12,864     $  4,938
                                                                      =========      ========     ========
Per share data
 Net income per common share - basic .............................    $    1.11      $   1.33     $   0.56
 Net income per common share - diluted ...........................    $    1.04      $   1.25     $   0.53


The accompanying notes are an integral part of these statements.

                       JeffBanks, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                    INCOME



                                                                              Additional
                                                    Common       Preferred      paid-in
                                                     stock         stock        capital
                                                 ------------  ------------  ------------
                                                  (in thousands, except per share data)
Balance at January 1, 1996 ....................    $  5,011       $ 177        $ 76,726
Net income ....................................          --          --              --
Conversion of preferred stock .................          25         (25)             --
Issuance of common stock for 401(k)
 plan .........................................          10          --             255
Issuance of common stock ......................          45          --             955
Costs to establish a dividend reinvestment
 plan .........................................          --          --             (26)
Issuance of common stock for dividend
 reinvestment plan ............................           7          --             166
Issuance of preferred stock as dividends ......          --          14             383
Cash dividends on common stock ................          --          --              --
Warrants exercised ............................          50          --             826
Other comprehensive income, net of
 reclassification adjustments and taxes .......          --          --              --
                                                   --------       -------      --------
Comprehensive income ..........................          --          --              --
Balance at December 31, 1996 ..................       5,148         166          79,285
Net income ....................................          --          --              --
Issuance of common stock for 401(k)
 plan .........................................          19          --             493
Issuance of preferred stock ...................          --           5             101
Issuance of preferred stock as dividends ......          --          13             454
Issuance of common stock for dividend
 reinvestment plan ............................           7          --             220
Warrants and stock options exercised ..........          22          --             357
Conversion of preferred stock .................         179        (179)             --
Redemption of preferred stock .................           1            (5)         (139)
Stock issued to acquire minority interest .....         481          --           8,273
Cash dividends on common stock ................          --          --              --
5% stock dividend .............................         237          --           6,106
Other comprehensive income, net of
 reclassification adjustments and taxes .......          --          --              --
                                                   --------       -------      --------
Comprehensive income ..........................          --          --              --
Balance at December 31, 1997 ..................       6,094          --          95,150
Net income ....................................          --          --              --
Issuance of common stock for dividend
 reinvestment plan ............................           5          --             165
Warrants and stock options exercised ..........         257          --           2,318
Cash dividends on common stock ................          --          --              --
Stock split ...................................       4,147          --              --
Purchase of common stock for benefit
 plan .........................................         (16)         --            (325)
Other comprehensive income, net of
 reclassification adjustments and taxes .......          --          --              --
                                                   --------       -------      --------
Comprehensive income ..........................          --          --              --
Balance at December 31, 1998 ..................    $ 10,487       $  --        $ 97,308
                                                   ========       =======      ========

(RESTUBBED TABLE)

                                                                 Accumulated
                                                                    other
                                                   Retained     comprehensive    Comprehensive
                                                   earnings         income          income         Total
                                                 ------------  ---------------  --------------  -----------
                                                           (in thousands, except per share data)
Balance at January 1, 1996 ....................    $ 13,821        $   336              --       $ 96,071
Net income ....................................       5,080             --         $ 5,080          5,080
Conversion of preferred stock .................          --             --              --             --
Issuance of common stock for 401(k)
 plan .........................................          --             --              --            265
Issuance of common stock ......................          --             --              --          1,000
Costs to establish a dividend reinvestment
 plan .........................................          --             --              --            (26)
Issuance of common stock for dividend
 reinvestment plan ............................          --             --              --            173
Issuance of preferred stock as dividends ......        (397)            --              --             --
Cash dividends on common stock ................      (2,332)            --              --         (2,332)
Warrants exercised ............................          --             --              --            876
Other comprehensive income, net of
 reclassification adjustments and taxes .......          --           (830)           (830)          (830)
                                                   --------        -------         -------       --------
Comprehensive income ..........................          --             --         $ 4,250             --
                                                                                   =======
Balance at December 31, 1996 ..................      16,172           (494)             --        100,277
Net income ....................................      13,331             --          13,331         13,331
Issuance of common stock for 401(k)
 plan .........................................          --             --              --            512
Issuance of preferred stock ...................          --             --              --            106
Issuance of preferred stock as dividends ......        (467)            --              --             --
Issuance of common stock for dividend
 reinvestment plan ............................          --             --              --            227
Warrants and stock options exercised ..........          --            ---              --            379
Conversion of preferred stock .................          --             --              --             --
Redemption of preferred stock .................          --             --              --           (143)
Stock issued to acquire minority interest .....          --             --              --          8,754
Cash dividends on common stock ................      (3,385)            --              --         (3,385)
5% stock dividend .............................      (6,343)            --              --             --
Other comprehensive income, net of
 reclassification adjustments and taxes .......          --          1,748           1,748          1,748
                                                   --------        -------         -------       --------
Comprehensive income ..........................          --             --         $15,079             --
                                                                                   =======
Balance at December 31, 1997 ..................      19,308          1,254              --        121,806
Net income ....................................      11,432             --          11,432         11,432
Issuance of common stock for dividend
 reinvestment plan ............................          --             --              --            170
Warrants and stock options exercised ..........          --             --              --          2,575
Cash dividends on common stock ................      (4,660)            --              --         (4,660)
Stock split ...................................      (4,147)            --              --             --
Purchase of common stock for benefit
 plan .........................................          --             --              --           (341)
Other comprehensive income, net of
 reclassification adjustments and taxes .......          --            696             696            696
                                                   --------        -------         -------       --------
Comprehensive income ..........................          --             --         $12,128             --
                                                                                   =======
Balance at December 31, 1998 ..................    $ 21,933        $ 1,950                       $131,678
                                                   ========        =======                       ========

         The accompanying notes are an integral part of this statement.

                       JeffBanks, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Year ended December 31,
                                                                    ---------------------------------------------
                                                                         1998            1997            1996
                                                                    -------------   -------------   -------------
                                                                                   (in thousands)
Operating activities
 Net income .....................................................    $   11,432      $   13,331      $    5,080
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization ................................         4,174           4,568           5,733
   Provision for credit losses ..................................         5,963           3,700          10,115
   Gain on sales of investment securities .......................        (1,152)           (515)           (245)
   Mortgage loans originated for sale ...........................      (203,172)       (118,022)       (159,027)
   Mortgage loan sales ..........................................       192,899         113,945         173,864
   Increase in interest receivable ..............................        (6,835)           (133)           (111)
   (Decrease) increase in interest payable ......................          (290)          2,858             118
   Decrease (increase) in other assets ..........................         4,009          (4,444)         (5,495)
   Increase in other liabilities ................................         4,216           1,158             986
                                                                     ----------      ----------      ----------
    Net cash provided by operating activities ...................        11,244          16,446          31,018
                                                                     ----------      ----------      ----------
Investing activities
 Proceeds from sales of investment securities available for sale        157,486         128,628          31,189
 Proceeds from maturities of investment securities available
   for sale .....................................................       101,221          65,285          80,548
 Proceeds from maturities of investment securities held to
   maturity .....................................................            --          11,287          18,815
 Purchases of investment securities available for sale ..........      (194,150)       (288,709)       (112,256)
 Proceeds from sales of other real estate owned .................         1,629           2,390           3,147
 Net increase in loans ..........................................      (223,692)        (93,591)        (52,060)
 Purchases of premises and equipment ............................        (7,018)         (5,311)         (3,773)
                                                                     ----------      ----------      ----------
    Net cash used in investing activities .......................      (164,524)       (180,021)        (34,390)
                                                                     ----------      ----------      ----------
Financing activities
 Net increase (decrease) in deposits ............................       190,653         113,414         (64,385)
 Net (decrease) increase in repurchase agreements ...............       (31,276)         (2,853)         27,215
 Net proceeds from issuance of common stock .....................         2,745           9,872           2,287
 Net proceeds from issuance of preferred stock ..................            --             (37)             --
 Purchase of common stock for benefit plan ......................          (341)             --              --
 (Decrease) increase in FHLB advances ...........................       (94,329)         71,625           5,832
 (Redemption) issuance of subordinated notes ....................        (2,750)             --          23,000
 Proceeds from issuance of preferred securities .................            --          25,300              --
 Dividends paid on common stock .................................        (4,660)         (3,385)         (2,441)
                                                                     ----------      ----------      ----------
    Net cash provided by (used in) financing activities .........        60,042         213,936          (8,492)
                                                                     ----------      ----------      ----------
Net (decrease) increase in cash and cash equivalents ............       (93,238)         50,361         (11,864)
Cash and cash equivalents at beginning of year ..................       147,837          97,476         109,340
                                                                     ----------      ----------      ----------
Cash and cash equivalents at end of year ........................    $   54,599      $  147,837      $   97,476
                                                                     ==========      ==========      ==========

        The accompanying notes are an integral part of these statements.

                       JeffBanks, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

     The accounting policies followed by JeffBanks, Inc. (the Company), and its wholly-owned subsidiaries, Jefferson Bank (JBPA) and Jefferson Bank of New Jersey (JBNJ) (collectively referred to as the Banks), conform to generally accepted accounting principles and predominant practices within the banking industry. The Company is registered under the Bank Holding Company Act of 1956. The Banks are state-chartered banks regulated by the Pennsylvania Department of Banking and the New Jersey Department of Banking, respectively, and the Federal Deposit Insurance Corporation.

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

 Basis of financial statement presentation

     The accounting and reporting policies of the Company and the Banks conform with generally accepted accounting principles and predominant practices within the banking industry. All intercompany balances and transactions have been eliminated. As described in note 2, the Company's acquisitions of Regent National Bank in 1998 and United Valley Bank in 1997 were accounted for under the pooling of interests method of accounting. Accordingly, all prior period amounts have been restated to reflect the acquisitions.

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

     The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for credit losses; certain intangible assets, such as goodwill, core deposits, and mortgage servicing rights; and other real estate owned.

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

     Substantially all outstanding goodwill resulted from the acquisition of Constitution Bank in 1996, a central Philadelphia institution which had developed a compelling, if not predominant, market position of being the small business bank in Philadelphia. As the result of Constitution Bank's market penetration, JBPA had formulated its own strategy to create such a market role. Accordingly, implicit in the purchase of the Constitution Bank franchise was the acquisition of that role. However, if such benefits, including new business, are not derived or JBPA changes its business plan, estimated amortization may increase and/or a charge for impairment may be recognized.

     Core deposit intangibles are amortized over estimated lives of deposit accounts. However, decreases in deposit lives may result in increased amortization and/or a charge for impairment may be recognized.

     Mortgage servicing rights are amortized consistent with prepayment estimates. However, if prepayments differ from those estimates, or if market values decline in excess of amortization recognized, future amortization may increase and/or a charge for impairment may be recognized.

     Other real estate owned is written down to market based both upon estimates derived through appraisals and other resources. However, realization of sales proceeds may ultimately be higher or lower than those estimates.

                       JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES  -- (Continued)

     Direct origination costs for credit cards are capitalized and amortized over card terms to match related expense with future growth in balances and resulting income. However, if such growth in balances and income does not occur, estimated amortization may increase and/or a charge for impairment may be recognized.

     The Company's securities and loan portfolios include interest on investments which is exempt from federal and state income tax under current tax laws. Should tax rates be reduced or tax laws be changed to reduce exemptions, after tax yields would be reduced.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This new standard requires entities presenting a complete set of financial statements to include details of comprehensive income. Comprehensive income consists of net income or loss for the current period and income, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. The adoption of SFAS No. 130 has not had a material effect on the presentation of the Company's financial position or results of operations.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for all periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management has determined that under current conditions, the Company will report one business segment.

 Investment securities

     The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires investments in securities to be classified in one of three categories: held to maturity, trading, or available for sale. Investments in debt and equity securities, for which management has both the ability and intent to hold to maturity, are carried at cost, adjusted for the amortization of premiums and accretion of discounts computed by the interest method. Investments in debt and equity securities, which management believes may be sold prior to maturity due to changes in interest rates, prepayment risk and equity, liquidity requirements, or other factors, are classified as available for sale. Net unrealized gains and losses for such securities, net of tax effect, are reported in other comprehensive income and excluded from the determination of net income. The Company does not engage in security trading. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

 Loans and allowance for credit losses

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged to expense. Loan principal considered to be uncollectible by management is charged against the allowance for credit losses. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans, and current and future economic conditions which may affect the borrowers' ability to pay. The evaluation also details historical losses by loan category, the resulting loss rates for which are projected at current loan total amounts.

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

                       JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES  -- (Continued)

     The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

 Bank premises and equipment

     Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the terms of the related leases.

 Other real estate owned

     Other real estate owned, representing property acquired through foreclosure, is carried at the lower of the principal balance of the secured loan or fair value less estimated disposal costs of the acquired property. Costs relating to holding the assets are charged to expense. Loans in the amount of $-0- and $511,000 in 1998 and 1997, respectively, were made on competitive terms and in conformity with normal underwriting standards to facilitate the sale of other real estate owned.

 Goodwill and core deposit intangibles

     Substantially all outstanding goodwill resulted from the acquisition of Constitution Bank in 1996 and is being amortized on a straight-line basis over approximately 15 years. The unamortized balance at December 31, 1998 and 1997 was $3,637,000 and $3,958,000, respectively. In connection with management's evaluation of the realizability of its deferred tax assets associated with recent acquisitions, it was determined that the deferred tax asset was more realizable than not. Accordingly, at December 31, 1997, the deferred tax valuation account and goodwill were reduced by $3,668,000.

     Additionally, as a result of the Constitution Bank acquisition, the Company recognized approximately $2,300,000 of core deposit intangibles which is being amortized on a straight-line basis over approximately seven years. The unamortized balance at December 31, 1998 and 1997 was $1,231,000 and $1,560,000, respectively.

 Other assets

     Deferred financing fees of $1,153,000, related to the issuance of trust preferred securities are being amortized over the remainder of the 30-year term of the underlying obligations. The unamortized balance at December 31, 1998 and 1997 was $1,082,000 and $1,121,000, respectively.

     Deferred financing fees of $1,368,000, related to the issuance of subordinated notes and debentures, are being amortized over the remainder of the original 10-year term of the instruments and are included in other assets. The unamortized balances at December 31, 1998 and 1997 were $916,000 and $1,061,000, respectively.

     Certain direct origination costs for credit cards are capitalized and are being amortized over a two-year or four-year period depending on the term of the credit card. At December 31, 1998 and 1997, the unamortized balance was $1,563,000 and $2,276,000, respectively.

 Mortgage servicing

     The Company performs various servicing functions on loans owned by others. A fee, usually based on a percentage of the outstanding principal balance of the loan, is received for these services. At December 31, 1998 and 1997, the Company was servicing approximately $363,350,000 and $363,805,000, respectively, of loans for others.

     During 1998, 1997 and 1996, the Banks purchased $77,000, $18,000, and
$22,000, respectively, of mortgage servicing rights. The servicing rights are amortized in proportion to and over the period of estimated net servicing income. Additional amortization is recognized when prepayments exceed expected amounts. Unamortized purchased mortgage servicing rights are included in other assets and amounted to $513,000 and $640,000 at December 31, 1998 and 1997, respectively. Amortization expense amounted to $204,000, $178,000 and $207,000 in 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, JBPA maintained $560,000 and $466,000, respectively, of escrow balances associated with the servicing portfolio.

                       JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES  -- (Continued)

     On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provision of SFAS No. 125," which provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishments of liabilities. The Company originates mortgages under a definitive plan to sell or securitize those loans and service the loans owned by the investor. Upon the transfer of the mortgage loans in a sale or a securitization, the Company records the servicing assets retained in accordance with SFAS No. 125. The Company recorded mortgage servicing rights of $1,599,000 and $666,000 in 1998 and 1997, respectively, resulting from the respective sales of $192,899,000 and $113,945,000 of mortgages in those years. Amortization of these mortgage servicing rights is recognized in accordance with policies for purchased mortgages, as previously discussed. The unamortized balance of mortgage servicing rights retained at December 31, 1998 and 1997 was $2,363,000 and $945,000, respectively.


 Long-lived assets


     The Company accounts for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of.


 Mortgages held for sale


     Mortgages held for sale are recorded at cost, which approximates market. These mortgages are typically sold within three months of origination without recourse to the Banks.


 Restrictions on cash and due from banks


     The Banks are required to maintain reserves against customer demand deposits by keeping cash on hand or balances with the Federal Reserve Bank in a non-interest bearing account. The amounts of those reserves and cash balances at December 31, 1998 and 1997 were approximately $13,697,000 and $9,273,000, respectively.

 Earnings per common share

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which eliminated primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Earnings per share calculations for 1996 have been restated to reflect the adoption of SFAS No. 128.

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

                       JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES  -- (Continued)

 Statement of cash flows

     Cash and cash equivalents are defined as cash on hand, cash items in the process of collection, amounts due from banks and federal funds sold with an original maturity of three months or less. Cash paid for income taxes was $4,517,000, $3,172,000 and $3,275,000 in 1998, 1997 and 1996, respectively.
Cash paid for interest was $64,011,000, $52,819,000 and $52,178,000 in 1998,
1997 and 1996, respectively. Loans transferred to other real estate owned were $2,867,000, $2,095,000 and $4,888,000 in 1998, 1997 and 1996, respectively.

 Comprehensive income

                                                                           December 31, 1998
                                                                ---------------------------------------
                                                                                   Tax         Net of
                                                                 Before tax     (expense)        tax
                                                                   amount        benefit       amount
                                                                ------------   -----------   ----------
Unrealized gains (losses) on securities
 Unrealized holding gains arising during the period .........      $ 2,235       $  (790)     $ 1,445
 Less reclassification adjustment for gains
   (losses) realized in net income ..........................        1,152          (403)         749
                                                                   -------       -------      -------
Other comprehensive income, net .............................      $ 1,083       $  (387)     $   696
                                                                   =======       =======      =======

                                                                              December 31, 1997
                                                                   ---------------------------------------
                                                                                      Tax         Net of
                                                                    Before tax     (expense)        tax
                                                                      amount        benefit       amount
                                                                   ------------   -----------   ----------
Unrealized gains (losses) on securities ........................
 Unrealized holding gains arising during the period ............      $ 3,207      $ (1,124)     $ 2,083
 Less reclassification adjustment for gains (losses) realized in
   net income ..................................................          515          (180)         335
                                                                      -------      --------      -------
Other comprehensive income, net ................................      $ 2,692      $   (944)     $ 1,748
                                                                      =======      ========      =======

                                                                            December 31, 1996
                                                                 ----------------------------------------
                                                                                    Tax          Net of
                                                                  Before tax     (expense)        tax
                                                                    amount        benefit        amount
                                                                 ------------   -----------   -----------
Unrealized gains (losses) on securities
 Unrealized holding losses arising during the period .........    $  (1,027)       $ 356        $  (671)
 Less reclassification adjustment for gains
   (losses) realized in net income ...........................          245          (86)           159
                                                                  ---------        -----        -------
Other comprehensive income, net ..............................    $  (1,272)       $ 442        $  (830)
                                                                  =========        =====        =======

                       JeffBanks, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES  -- (Continued)

     Other information

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. Management is currently reviewing the provisions of SFAS No. 133.

     Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform to the 1998 presentation.

NOTE 2 -- ACQUISITIONS AND MERGERS

     In July 1998, the Company through JBPA, completed a merger with Regent National Bank. Under the terms of the Merger, each share of Regent National Bank common stock was converted into .505 of a share of the Company's common stock, as adjusted for the stock split, resulting in the issuance of 1,721,960 shares of the Company's common stock. In addition, outstanding options to purchase the acquired institution's common stock were converted into options to purchase 184,830 shares of the Company's common stock at an average exercise price of $15.76 per share. This transaction was accounted for under the pooling of interests method of accounting.

     The results of operations of previous separate companies follows:




                                                            Year ended
                                                         December 31, 1998
                                                     -------------------------
                                                                       Net
                                                       Revenue        income
                                                     -----------   -----------
                                                          (in thousands)
JeffBanks, Inc. ..................................    $114,057      $ 14,371
Regent National Bank as of July 31, 1998 .........       9,436        (2,939)
                                                      --------      --------
                                                      $123,493      $ 11,432
                                                      ========      ========

     In January 1997, the Company, through JBPA, completed a merger with United Valley Bank. Under the terms of the merger, each share of United Valley Bank common stock was converted into .593 of a share of the Company's common stock, resulting in the issuance of 1,311,236 shares of the Company's common stock. In addition, outstanding warrants to purchase the acquired institution's common stock were converted into warrants to purchase 446,916 shares of the Company's common stock, with an exercise price of $6.74 per share. This transaction was accounted for under the pooling of interests method of accounting.

                       JeffBanks, Inc. and Subsidiaries

NOTE 3 -- INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses, and the estimated fair value of the Company's available for sale and held to maturity securities are as follows:




                                                                December 31, 1998
                                             ------------------------------------------------------
                                                               Gross          Gross
                                              Amortized     unrealized     unrealized       Fair
                                                 cost          gains         losses         value
                                             -----------   ------------   ------------   ----------
                                                                 (in thousands)
Available for sale
 U.S. Treasury securities ................    $  7,358        $   110       $   --        $  7,468
 Federal agency obligations ..............      19,251            126             (1)       19,376
 Mortgage-backed securities ..............     199,685          1,339         (650)        200,374
 State and municipal obligations .........      46,730          2,120         (112)         48,738
 Other securities ........................      25,417              1             (8)       25,410
                                              --------        -------       ---------     --------
Total available-for-sale .................    $298,441        $ 3,696       $ (771)       $301,366
                                              ========        =======       ========      ========
Held to maturity
 State and municipal obligations .........    $    677        $    22       $   --        $    699
                                              ========        =======       ========      ========
Total held to maturity ...................    $    677        $    22       $   --        $    699
                                              ========        =======       ========      ========

                                                                December 31, 1997
                                             ---------------------------------------------------------
                                                               Gross           Gross
                                              Amortized     unrealized      unrealized         Fair
                                                 cost          gains          losses          value
                                             -----------   ------------   --------------   -----------
                                                                  (in thousands)
Available for sale
 U.S. Treasury securities ................    $ 42,489        $   125       $       (2)     $ 42,612
 Federal agency obligations ..............      38,032            109             --          38,141
 Mortgage-backed securities ..............     204,788            705         (1,078)        204,415
 State and municipal obligations .........      51,215          1,939               (1)       53,153
 Other securities ........................      26,112             68             --          26,180
                                              --------        -------       ----------      --------
Total available-for-sale .................    $362,636        $ 2,946       $ (1,081)       $364,501
                                              ========        =======       ==========      ========
Held to maturity
 State and municipal obligations .........    $    682        $    17       $     --        $    699
                                              ========        =======       ==========      ========
Total held to maturity ...................    $    682        $    17       $     --        $    699
                                              ========        =======       ==========      ========

                       JeffBanks, Inc. and Subsidiaries

     NOTE 3 -- INVESTMENT SECURITIES  -- (Continued)

     The following table lists maturities of debt and equity securities at December 31, 1998 classified as available for sale and held to maturity:

                                                      Available for sale          Held to maturity
                                                   -------------------------   ----------------------
                                                    Amortized        Fair       Amortized      Fair
                                                       cost         value          cost        value
                                                   -----------   -----------   -----------   --------
                                                                     (in thousands)
Due in one year or less ........................    $ 17,253      $ 17,325        $  --       $  --
Due after one year through five years ..........       9,604         9,712          452         464
Due after five years through ten years .........       1,029         1,078          225         235
Due after ten years ............................      46,965        48,972           --          --
                                                    --------      --------        -----       -----
                                                      74,851        77,087          677         699
Mortgage-backed securities .....................     199,685       200,374           --          --
FHLB of Pittsburgh stock .......................      23,905        23,905           --          --
                                                    --------      --------        -----       -----
                                                    $298,441      $301,366        $ 677       $ 699
                                                    ========      ========        =====       =====

     Proceeds on sales of securities classified as available for sale were $157,486,000, $128,628,000 and $31,189,000 in 1998, 1997 and 1996,
respectively. Realized gains and losses on sales of investment securities were $1,203,000 and $51,000, $515,000 and $-0-, and $245,000 and $-0- in 1998, 1997
and 1996, respectively.

     Tax-exempt interest income on state and municipal obligations classified as investment securities was $2,859,000, $2,227,000, and $471,000 in 1998, 1997
and 1996, respectively.

     Investment securities with an aggregate carrying value of approximately $47,281,000 and $151,188,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 4 -- LOANS

     Major classifications of loans are as follows:

                                                   December 31,
                                         ------------------------------
                                               1998            1997
                                         ---------------   ------------
                                                 (in thousands)
Commercial ...........................     $   426,375      $  299,956
Commercial mortgage ..................         231,231         246,986
Construction .........................          87,782          86,309
Direct financing leases, net .........          22,574          18,649
Consumer loans .......................         348,702         249,219
Credit card ..........................          22,817          21,669
Residential mortgage .................          73,023          75,288
Overdrafts ...........................           2,835           3,741
                                           -----------      ----------
                                             1,215,339       1,001,817
Allowance for credit losses ..........         (12,407)        (14,136)
                                           -----------      ----------
                                           $ 1,202,932      $  987,681
                                           ===========      ==========

                       JeffBanks, Inc. and Subsidiaries

NOTE 4 -- LOANS  -- (Continued)

     Changes in the allowance for credit losses are as follows:


                                                     Year ended December 31,
                                            ---------------------------------------
                                                1998          1997          1996
                                            -----------   -----------   -----------
                                                        (in thousands)
Balance at beginning of year ............    $ 14,136      $ 16,794      $  21,492
Provision charged to operations .........       5,963         3,700         10,115
Loans charged off .......................      (8,838)       (8,705)       (17,356)
Recoveries ..............................       1,146         2,347          2,543
                                             --------      --------      ---------
Balance at end of year ..................    $ 12,407      $ 14,136      $  16,794
                                             ========      ========      =========

     The balance of impaired loans was $12,369,000 and $9,857,000 at December 31, 1998 and 1997, respectively. The Banks have identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for credit loss associated with impaired loans was $2,842,000 and $2,324,000 at December 31, 1998 and 1997, respectively. The average recorded investment on impaired loans was $11,638,000 and $10,759,000 during 1998 and 1997, respectively, and the income recognized on impaired loans was $-0- for all periods. Total cash collected on impaired loans during 1998 and 1997 was $2,834,000 and $3,217,000, respectively, all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during 1998, 1997 and 1996 was $985,000, $1,142,000 and $989,000, respectively. The
Banks' policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Banks recognize income on non-accrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Banks; if these factors do not exist, the Banks will not recognize income.

     Loans past due 90 days or more as to interest or principal payments still accruing interest at December 31, 1998 and 1997 were $7,107,000 and $5,460,000, respectively. At December 31, 1998 and 1997, there were no commitments to lend additional funds to borrowers whose loans were classified as non-accrual.

     Loans totalling $137,000,000 and $188,000,000 at December 31, 1998 and
1997, respectively, were pledged as collateral to secure advances from the Federal Home Loan Bank (FHLB).

     Tax exempt interest on loans was $3,437,000, $232,000 and $256,000 in 1998, 1997 and 1996, respectively.

NOTE 5 -- PREMISES AND EQUIPMENT

     Premises and equipment are as follows:


                                                                       December 31,
                                                 Estimated     ----------------------------
                                                useful lives       1998            1997
                                              ---------------  ------------    ------------
                                                             (in thousands)
Land ......................................              --      $   2,795      $   2,795
Building ..................................   3 to 40 years          5,277          4,573
Furniture, fixtures and equipment .........   3 to 12 years         24,558         19,868
Leasehold improvements ....................   4 to 35 years         10,055          8,757
                                                                 ---------      ---------
                                                                    42,685         35,993
Accumulated depreciation ..................                        (18,600)       (16,475)
                                                                 ---------      ---------
                                                                 $  24,085      $  19,518
                                                                 =========      =========

                       JeffBanks, Inc. and Subsidiaries

NOTE 6 -- DEPOSITS

     The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was $125,358,000 and $109,663,000 in 1998 and 1997,
respectively.

     At December 31, 1998, the scheduled maturities of certificates of deposit are as follows (in thousands):


       1999 ........................    $536,706
       2000 ........................      53,167
       2001 ........................       6,856
       2002 ........................       2,493
       2003 and thereafter .........       3,193
                                        --------
                                        $602,415
                                        ========

NOTE 7 -- DEBT

     FHLB advances -- short term

                                                           December 31,
                                                  -----------------------------
                                                       1998            1997
                                                  -------------   -------------
                                                          (in thousands
                                                       except percentages)
Balance outstanding ...........................     $  55,000       $ 148,000
Average during the year .......................        70,471          94,107
Maximum month-end balance .....................       150,000         127,750
Weighted average rate during the year .........          5.71%           5.66%
Weighted average rate at December 31 ..........          4.96%           5.65%

     FHLB advances - long term

     At December 31, 1998, JBPA had $54,182,000 in long-term advances from the FHLB. These advances had a weighted average rate of 5.34%. Outstanding borrowings mature as follows (in thousands):

  1999 - 2001 ..............    $     --
  2002 .....................      29,000
  2003 .....................      15,000
  Thereafter ...............      10,182
                                --------
                                $ 54,182
                                ========

     Unused advances from the FHLB were $190,127,000 and $27,006,000 at December 31, 1998 and 1997, respectively.

     Subordinated notes and debentures

     The Company issued $23,000,000 of 8.75% subordinated notes due April 1, 2006. These notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 1, 2001, at their stated principal amount plus accrued interest, if any. Interest is payable semi-annually on April 1 and October 1.

     JBPA issued $9,000,000 of 9.5% subordinated debentures due February 15, 2003. These debentures are redeemable at the option of JBPA, in whole or in part, at any time on or after February 15, 2000, at their stated principal amount plus accrued interest, if any. Interest is payable semi-annually on February 15 and August 15. The note agreement restricts the payment of cash dividends and any other distributions to (i) 50% of the cumulative net income of JBPA since JBPA's inception plus (ii) $500,000 without the consent of a majority of the holders of the subordinated debentures. JBPA shall also not redeem or repurchase any of its preferred or common stock subject to the above limitation.

     As a result of the Regent acquisition, there were $2,750,000 of 7.75% subordinated debentures due September 30, 1998. These debentures were redeemed on September 30, 1998.

                       JeffBanks, Inc. and Subsidiaries

NOTE 7 -- DEBT  -- (Continued)

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


NOTE 8 -- SHAREHOLDERS' EQUITY

     On July 10, 1998, the Company declared a 5-for-3 stock split, payable August 20, 1998.

     On April 1, 1997, the Company declared a 5% common stock dividend, payable May 13, 1997. On January 17, 1996, the Company declared a 5% common stock dividend, payable March 15, 1996, in addition to its regular quarterly cash dividend. Quarterly cash dividends per common share totalled $.43 in 1998, $.34 in 1997 and $.24 in 1996.

NOTE 9 -- EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows (in thousands, except per share data):


                                                                               Year ended December 31, 1998
                                                                        ------------------------------------------
                                                                            Income          Shares       Per share
                                                                         (numerator)    (denominator)     amount
                                                                        -------------  ---------------  ----------
Basic earnings per share
 Net income available to common shareholders .........................     $ 11,432         10,301       $   1.11
Effect of dilutive securities
 Stock options .......................................................           --            655         (  .07)
                                                                           --------         ------       --------
Diluted earnings per share
 Net income available to common shareholders plus assumed conversions      $ 11,432         10,956       $   1.04
                                                                           ========         ======       ========

     Options to purchase 244,000 shares of common stock at an average price of $29.90 per share were outstanding during the year. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

                       JeffBanks, Inc. and Subsidiaries

NOTE 9 -- EARNINGS PER SHARE  -- (Continued)

                                                                    Year ended December 31, 1997
                                                            --------------------------------------------
                                                                Income           Shares        Per share
                                                             (numerator)     (denominator)      amount
                                                            -------------   ---------------   ----------
Basic earnings per share
 Net income available to common shareholders ............      $ 12,864           9,660        $   1.33
Effect of dilutive securities
 Stock options ..........................................            --             657          (  .08)
                                                               --------           -----        --------
Diluted earnings per share
 Net income available to common shareholders plus assumed
 conversions ............................................      $ 12,864          10,317        $   1.25
                                                               ========          ======        ========

                                                                    Year ended December 31, 1996
                                                            --------------------------------------------
                                                                Income           Shares        Per share
                                                             (numerator)     (denominator)      amount
                                                            -------------   ---------------   ----------
Basic earnings per share
 Net income available to common shareholders ............      $ 4,938           8,775         $   .56
Effect of dilutive securities
 Stock options ..........................................           --             472           ( .03)
                                                               -------           -----         -------
Diluted earnings per share
 Net income available to common shareholders plus assumed
 conversions ............................................      $ 4,938           9,247         $   .53
                                                               =======           =====         =======

NOTE 10 -- INCOME TAXES

     An analysis of current and deferred income taxes is as follows:

                                                                     Year ended December 31,
                                                              ------------------------------------
                                                                 1998         1997         1996
                                                              ----------   ----------   ----------
                                                                        (in thousands)
Current .................................................      $ 2,183      $ 4,067      $ 2,182
Deferred ................................................        1,817          503        2,056
                                                               -------      -------      -------
   Total ................................................      $ 4,000      $ 4,570      $ 4,238
                                                               =======      =======      =======

     The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                          Year ended December 31,
                                                   ------------------------------------
                                                      1998         1997         1996
                                                   ----------   ----------   ----------
                                                              (in thousands)
Tax at statutory rate ..........................    $  5,248     $  6,086     $ 3,168
Increase (decrease) in taxes resulting from
 Tax-exempt loan and investment income .........      (1,975)        (791)       (210)
 Non-deductible amortization ...................         554          389         397
 Other, net ....................................         173       (1,114)        883
                                                    --------     --------     -------
      Applicable income tax ....................    $  4,000     $  4,570     $ 4,238
                                                    ========     ========     =======

                       JeffBanks, Inc. and Subsidiaries

NOTE 10 -- INCOME TAXES  -- (Continued)

     The net deferred asset consisted of the following:

                                                                       December 31,
                                                                 --------------------------
                                                                    1998           1997
                                                                 ----------   -------------
                                                                       (in thousands)
Allowance for credit losses ..................................    $  3,556      $ 3,881
Allowance for real estate owned ..............................         877          655
Purchased net operating loss carryforwards ...................       4,221        4,571
Other ........................................................          55           26
                                                                  --------      --------
   Total deferred tax assets .................................       8,709        9,133
Deferred asset valuation allowance ...........................      (2,748)      (2,748)
                                                                  --------      --------
   Net deferred tax asset ....................................       5,961        6,385
                                                                  --------      --------
Accumulated depreciation .....................................      (3,206)      (2,098)
Net unrealized gain on securities available for sale .........        (975)        (611)
Deferred loan costs ..........................................        (507)        (462)
Other ........................................................        (244)            (4)
                                                                  --------      ----------
   Total deferred tax liabilities ............................      (4,932)      (3,175)
                                                                  --------      ---------
Deferred tax asset, net of deferred tax liabilities ..........    $  1,029      $ 3,210
                                                                  ========      =========

NOTE 11 -- EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) plan covering substantially all employees. The Company matches $.25 for each dollar contributed by participants up to an annual maximum of $2,000 per participant. The Company's matching contributions were $135,000, $111,000 and $95,000 in 1998, 1997 and 1996, respectively.

     The Company maintains an Employee Stock Ownership Plan for employees of the Banks. Contributions to this plan are made by the Company in amounts determined by the Board of Directors. Contributions by the Company amounted to $-0-, $225,000 and $215,000 in 1998, 1997 and 1996, respectively. Contributions are distributed to the Banks in proportion to their respective employee salaries.

NOTE 12 -- STOCK OPTIONS

     The Company maintains a Key Employee Stock Option Plan (the Plan). Under the Plan, options to purchase a maximum of 1,000,000 shares of the Company's common stock may be issued to executive officers and other key employees of the Company who occupy responsible managerial or professional positions and who have the capability of making a substantial contribution to the success of the Company, as selected by the Plan committee. Directors and independent contractors who, in the judgment of the Plan committee, have contributed to the success of the Company are also eligible to participate subject to certain limitations. Options granted under the Plan may be either qualified or non-qualified. Option prices must be 100% of fair market value of the shares on the date of grant and the exercise period may not exceed 10 years, except that, in the case of qualified options granted to persons holding 10% or more of the combined voting power of the Company, the option exercise price may not be less than 110% of the fair market value of the shares on the date of grant and the exercise period for any option may not exceed five years. Vesting of options granted under the Plan is determined by the Plan committee. The Plan committee has the right, in its discretion, to permit an optionee to be paid the difference between the option exercise price and the fair market value of the option shares on the date of option exercise. At December 31, 1998, options to purchase 38,300 shares under the Plan were authorized to be issued, but had not been granted.

     As a result of the Regent National Bank and United Valley Bank mergers, there are 179,787 and 239,083 respective options outstanding which are reflected in the tables in this footnote.

     Under former plans of the Company and JBPA, there were exercisable options outstanding to purchase 53,738 shares of the Company's common stock at $7.91 per share at December 31, 1998. At December 31, 1997 and 1996, there were exercisable options to purchase 110,250 shares at $8.16 and 54,738 shares at 7.91, respectively. No options were granted or expired during 1998, 1997 and 1996 under these former plans, and 110,250 shares were exercised at $8.16 in 1998.

                       JeffBanks, Inc. and Subsidiaries

NOTE 12 -- STOCK OPTIONS  -- (Continued)

     Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                   Year ended December 31,
                                                          ---------------------------------------
                                                              1998           1997          1996
                                                          ------------   ------------   ---------
                                                           (in thousands, except per share data)
Net income                                As reported       $ 11,432       $ 13,331      $5,080
                                          Pro forma            9,704         11,720       4,995
Net income per common share - basic       As reported            1.11           1.33        .56
                                          Pro forma               .94           1.21        .54
Net income per common share - diluted     As reported            1.04           1.25        .53
                                          Pro forma               .89           1.14        .51

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 2.59% in 1998, 2.0% in 1997 and 2.5% in 1996; expected volatility of 22% in 1998, 15% in 1997 and 10% in 1996; risk-free interest rates of 5.37%, 6.42% and 6.19% in 1998, 1997 and 1996, respectively; and expected lives of 10 years for all three years.

     A summary of the status of the Company's option plans as of December 31, 1998, 1997 and 1996 and the changes during the years ending on those dates is represented below:

                                                       1998                         1997                        1996
                                            --------------------------   --------------------------   -------------------------
                                                             Weighted                     Weighted                     Weighted
                                                              average                      average                     average
                                                             exercise                     exercise                     exercise
                                                Shares         price         Shares         price         Shares        price
                                            -------------   ----------   -------------   ----------   -------------   ---------
Outstanding, beginning of year ..........     1,497,425      $  11.09      1,104,318      $  8.75       1,159,495      $ 8.53
Granted .................................       356,446         28.09        437,677        16.64          27,125       13.22
Exercised ...............................      (362,750)         9.66        (39,015)        6.74         (82,302)       6.74
Forfeited ...............................       (17,504)        20.57         (5,555)       13.54              --          --
                                              ---------                    ---------                    ---------
Outstanding, end of year ................     1,473,617         15.46      1,497,425        11.09       1,104,318        8.75
                                              ---------                    ---------                    ---------
Options exercisable at year-end .........     1,364,117                    1,497,425                    1,104,318
                                              =========                    =========                    =========
Weighted average fair value of options
 granted during the year ................                    $  11.01                     $  9.84                      $ 5.61
                                                             ========                     =======                      ======

     The following table summarizes information about options outstanding at December 31, 1998:

                         Options outstanding                                 Options exercisable
----------------------------------------------------------------------   ----------------------------
                                              Weighted
                             Number            average       Weighted         Number         Weighted
                         outstanding at       remaining       average     outstanding at     average
       Range of           December 31,       contractual     exercise      December 31,      exercise
   exercise prices            1998          life (years)       price           1998           price
---------------------   ----------------   --------------   ----------   ----------------   ---------
$ 6.74 -- $ 9.93              519,571      3.57              $  8.25           519,571       $  8.25
 12.11 --  18.15              526,148      7.83                14.27           526,148         14.27
 22.77 --  32.25              427,898      9.42                27.48           318,398         28.64
                              -------                                          -------
                            1,473,617                                        1,364,117
                            =========                                        =========

                       JeffBanks, Inc. and Subsidiaries

NOTE 13 -- RELATED PARTY TRANSACTIONS

     At December 31, 1998 and 1997, loans outstanding to certain officers and directors of the Company and their subsidiaries and companies in which they have material ownership amounted to $13,425,000 and $19,486,000, respectively. An analysis of activity in loans to related parties at December 31, 1998 resulted in new loans of $3,954,000; reductions of $10,063,000, representing payments; and additions of $48,000, representing changes in the composition of related parties. Deposits of these individuals and their affiliated companies at December 31, 1998 and 1997 were $60,829,000 and $45,154,000, respectively.
The majority of the related party deposits at December 31, 1998 were short-term in nature.

     The Banks lease premises from several limited partnerships whose partners are persons related to the Company. Rental expense under these leases was $633,000, $355,000 and $355,000 in 1998, 1997 and 1996, respectively.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

Operating leases

     The Company leases certain of its operating facilities under non-cancellable operating leases expiring in 1999 through 2018. The leases require payment by the Company of the real estate taxes and insurance on the leased properties. Approximate future minimum annual rental payments are as follows (in thousands):



          Year ending December 31
          -------------------------
                 1999 ..................    $ 2,580
                 2000 ..................      2,261
                 2001 ..................      2,173
                 2002 ..................      1,986
                 2003 ..................      1,826
                 Thereafter ............      4,857
                                            -------
                                            $15,683
                                            =======

     Rental expense amounted to $2,755,000, $2,207,000 and $1,927,000 in 1998,
1997 and 1996, respectively.

Other

     In the normal course of business, the Banks have been named as defendants in several lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, the estimated fair values, and recorded book balances at December 31, 1998 and 1997 are outlined below.

                       JeffBanks, Inc. and Subsidiaries

NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS  -- (Continued)

     For cash and cash equivalents, the recorded book values of $54,599,000 and $147,837,000 at December 31, 1998 and 1997, respectively, approximate fair values. The estimated fair values of investment securities are based on quoted market prices, if available. Estimated fair values are based on quoted market prices of comparable instruments if quoted market prices are not available.

                                                                1998                         1997
                                                     ---------------------------   -------------------------
                                                       Carrying       Estimated     Carrying      Estimated
                                                        amount       fair value      amount      fair value
                                                     ------------   ------------   ----------   ------------
                                                                         (in thousands)
Investment securities ............................    $  302,043     $  302,065     $365,183     $  365,200
Loans, including mortgages held for sale .........     1,217,532      1,224,244      992,008      1,008,045

     The net loan portfolio at December 31, 1998 and 1997 has been valued using a present value discounted cash flow where market prices were not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. The carrying value of accrued interest approximates fair value.

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

     The majority of all time deposits with stated maturities totalling $602,415,000 and $508,139,000 mature or reprice within one year of December 31, 1998 and 1997, respectively; therefore, the recorded book value of such deposits approximates its fair value.

     The recorded book balance of subordinated debentures of $32,000,000 and $34,750,000 at December 31, 1998 and 1997, respectively, had an approximate fair value of $32,062,000 and $33,625,000, respectively.

     The recorded book balance of the guaranteed beneficial interest in the Company's Trust preferred debt of $25,300,000 at December 31, 1998 and 1997 had an approximate fair value of $25,416,000 and $23,782,000, respectively.

     The fair values of the FHLB advances totalling $109,182,000 and $203,511,000 are estimated to approximate their recorded book balances at December 31, 1998 and 1997, respectively.

     There was no material difference between the notional amount and the estimated fair value of off-balance-sheet items which totalled approximately $398,409,000 and $364,434,000 at December 31, 1998 and 1997, respectively, and primarily comprise unfunded loan commitments which are generally priced at market at the time of funding.

NOTE 16 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
           OF CREDIT RISK

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

     Unless noted otherwise, the Banks do not require collateral or other security to support financial instruments with credit risk. The approximate contract amounts are as follows:

                                                                                  1998          1997
                                                                              -----------   -----------
                                                                                   (in thousands)
     Financial instruments whose contract amounts represent credit risk
        Commitments to extend credit ......................................    $370,514      $351,810
        Standby letters of credit and financial guarantees written ........      27,895        12,624

                       JeffBanks, Inc. and Subsidiaries

NOTE 16 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS
           OF CREDIT RISK -- (Continued)

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

     Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold residential or commercial real estate, accounts receivable, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1998 and 1997 varies up to 100%.

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

NOTE 17 -- REGULATORY MATTERS

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

     Quantitative measures established by regulations to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Banks meet all capital adequacy requirements to which they are subject.

                       JeffBanks, Inc. and Subsidiaries

NOTE 17 -- REGULATORY MATTERS  -- (Continued)

     As of December 31, 1998, the Banks met all regulatory requirements for classification as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     As of December 31, 1998 and 1997, the Company and the Banks had the following capital ratios:



                                                                                             To be well
                                                                                          capitalized under
                                                                 For capital              prompt corrective
                                        Actual                adequacy purposes           action provisions
                               -------------------------   ------------------------   -------------------------
                                  Amount        Ratio         Amount        Ratio        Amount        Ratio
                               -----------   -----------   -----------   ----------   -----------   -----------
As of December 31, 1998
 Total capital
   (to risk-weighted assets)
   Company .................    $191,903         15.24%     $100,708         8.00%     $125,885         N/A
   JBPA ....................     152,864         13.03        93,832         8.00       117,290         10.00%
   JBNJ ....................      11,928         13.21         7,223         8.00         9,029         10.00
 Tier I capital
   (to risk-weighted assets)
   Company .................     149,296         11.86        50,354         4.00        75,531         N/A
   JBPA ....................     113,784          9.70        46,916         4.00        70,374          6.00
   JBNJ ....................       8,401          9.30         3,612         4.00         5,417          6.00
 Tier I capital
   (to average assets)
   Company .................     149,296          9.11        65,531         4.00        81,914         N/A
   JBPA ....................     113,784          7.53        60,424         4.00        75,530          5.00
   JBNJ ....................       8,401          6.58         5,107         4.00         6,384          5.00


                                                                                            To be well
                                                                                         capitalized under
                                                                 For capital             prompt corrective
                                        Actual                adequacy purposes          action provisions
                               -------------------------   -----------------------   -------------------------
                                  Amount        Ratio        Amount        Ratio        Amount        Ratio
                               -----------   -----------   ----------   ----------   -----------   -----------
As of December 31, 1997
 Total capital
   (to risk-weighted assets)
   Company .................    $182,012         17.12%     $85,061         8.00%     $106,326         N/A
   JBPA ....................     143,596         14.87       77,244         8.00        96,555         10.00%
   JBNJ ....................      10,754         13.57        6,338         8.00         7,922         10.00
 Tier I capital
   (to risk-weighted assets)
   Company .................     136,864         12.87       42,530         4.00        63,796         N/A
   JBPA ....................     102,565         10.62       38,622         4.00        57,933          6.00
   JBNJ ....................       7,311          9.23        3,169         4.00         4,753          6.00
 Tier I capital
   (to average assets)
   Company .................     136,864          9.41       58,203         4.00        72,754         N/A
   JBPA ....................     102,565          7.59       54,052         4.00        67,565          5.00
   JBNJ ....................       7,311          7.04        4,151         4.00         5,189          5.00


                       JeffBanks, Inc. and Subsidiaries

NOTE 18 -- CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY

     The condensed financial information for JeffBanks, Inc. (parent company only) is as follows:


                           CONDENSED BALANCE SHEETS

                                                                                  December 31,
                                                                             -----------------------
                                                                                1998         1997
                                                                             ----------   ----------
                                                                                 (in thousands)
Assets
 Cash ....................................................................    $    873     $    920
 Equity investment in subsidiaries .......................................     155,625      148,116
 Investment in Banks' subordinated notes .................................      23,000       23,000
 Investment in securities available for sale .............................         600          904
 Accrued interest receivable .............................................         485          510
 Premises and equipment, net .............................................          85          129
 Other assets ............................................................          --           34
                                                                              --------     --------
                                                                              $180,668     $173,613
                                                                              ========     ========
Liabilities and shareholders' equity
 Subordinated notes ......................................................    $ 23,000     $ 25,750
 Minority interest in consolidated subsidiary ............................      25,300       25,300
 Accrued interest payable ................................................         485          503
 Other liabilities .......................................................         205          254
                                                                              --------     --------
                                                                                48,990       51,807
                                                                              --------     --------
Shareholders' equity
 Common stock ............................................................      10,487        6,094
 Additional paid-in capital ..............................................      97,308       95,150
 Retained earnings .......................................................      21,933       19,308
 Net unrealized gain on investment securities available for sale .........       1,950        1,254
                                                                              --------     --------
                                                                               131,678      121,806
                                                                              --------     --------
                                                                              $180,668     $173,613
                                                                              ========     ========


                       JeffBanks, Inc. and Subsidiaries

NOTE 18 -- CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY
 -- (Continued)

                        CONDENSED STATEMENTS OF INCOME

                                                                                    Year ended December 31,
                                                                             -------------------------------------
                                                                                 1998          1997         1996
                                                                             -----------   -----------   ---------
                                                                                        (in thousands)
Income
 Dividends from the Banks ................................................     $ 4,553       $ 3,602      $2,356
 Dividends from Non-banks ................................................       2,119         2,119          --
 Interest income from the Banks ..........................................       2,234         2,013       1,542
 Interest income from investment securities ..............................          12            40           9
 Gain on sales of investment securities ..................................          67            --          --
 Management service fees from the Banks ..................................       2,953         2,752       3,061
                                                                               -------       -------      ------
 Total income ............................................................      11,938        10,526       6,968
                                                                               -------       -------      ------
Expenses
 Interest on subordinated notes ..........................................       2,340         2,227       1,762
 Interest on preferred securities ........................................       2,119         2,119          --
 Salaries and employee benefits ..........................................       1,133         1,053       1,189
 Occupancy expense .......................................................         143            57          55
 Depreciation ............................................................          42            48          49
 Data processing expense .................................................         779           691         930
 Advertising .............................................................         324           326         453
 Insurance ...............................................................         410           316         345
 Other ...................................................................         227            63          86
                                                                               -------       -------      ------
 Total expenses ..........................................................       7,517         6,900       4,869
                                                                               -------       -------      ------
 Income before income taxes and equity in undistributed net income .......       4,421         3,626       2,099
Provision for income taxes ...............................................         (45)           79          --
 Equity in undistributed net income ......................................       6,966         9,784       2,981
                                                                               -------       -------      ------
   Income before dividend on preferred stocks ............................      11,432        13,331       5,080
Preferred stock dividend .................................................          --          (467)       (142)
                                                                               -------       -------      ------
   Net income ............................................................     $11,432       $12,864      $4,938
                                                                               =======       =======      ======


                       JeffBanks, Inc. and Subsidiaries

NOTE 18 -- CONDENSED FINANCIAL INFORMATION -- PARENT COMPANY ONLY
 -- (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Year ended December 31,
                                                                             ---------------------------------------
                                                                                1998          1997           1996
                                                                             ----------   ------------   -----------
                                                                                         (in thousands)
Operating activities
 Net income ..............................................................    $ 11,432     $  13,331      $   5,080
 Adjustments to reconcile net income to net cash provided by operating activities ..................................................
   Depreciation and amortization .........................................          42            48             49
   Gain on sales of investment securities ................................         (67)           --            ---
   Equity in undistributed net income ....................................      (6,966)       (9,784)        (2,981)
   Increase in other liabilities .........................................          87           (81)           169
   Decrease in other assets ..............................................          59            18             62
                                                                              --------     ---------      ---------
      Net cash provided by operating activities ..........................       4,587         3,532          2,379
                                                                              --------     ---------      ---------
Investing activities
 Proceeds from the sale of investment securities available for sale ......         872            --             --
 Investments in subsidiaries .............................................          --       (25,300)       (23,000)
 Purchases of investment securities available for sale ...................        (500)         (699)            96
                                                                              --------     ---------      ---------
      Net cash provided by (used in) investing activities ................         372       (25,999)       (22,904)
                                                                              --------     ---------      ---------
Financing activities
 Proceeds from issuance of preferred stock ...............................          --           106             --
 Redemption of preferred stock ...........................................          --          (143)            --
 (Redemption) issuance of subordinated debentures ........................      (2,750)           --         23,000
 Purchase of common stock for benefit plans ..............................        (341)           --             --
 Proceeds from issuance of preferred securities ..........................          --        25,300             --
 Dividends paid on common stock ..........................................      (4,660)       (3,383)        (2,441)
 Proceeds from issuance of common stock ..................................       2,745           794            438
                                                                              --------     ---------      ---------
      Net cash used in financing activities ..............................      (5,006)       22,674         20,997
                                                                              --------     ---------      ---------
Net (decrease) increase in cash ..........................................         (47)          207            472
Cash at beginning of year ................................................         920           713            241
                                                                              --------     ---------      ---------
Cash at end of year ......................................................    $    873     $     920      $     713
                                                                              ========     =========      =========

                       JeffBanks, Inc. and Subsidiaries

NOTE 19 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following represents summarized quarterly financial data of the Company which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations.

                                                                          Three months ended
                                                     ------------------------------------------------------------
                                                      December 31     September 30       June 30       March 31
                                                     -------------   --------------   ------------   ------------
                                                                (in thousands, except per share data)
1998
----
 Interest income .................................     $ 31,028         $ 32,776        $ 30,154       $ 29,535
 Interest expense ................................       16,198           16,969          15,551         15,002
 Net interest income .............................       14,830           15,807          14,603         14,533
 Provision for credit losses .....................        1,310            1,140           2,547            966
 Gain on sale of securities ......................          583              262              64            243
 Other operating income ..........................        3,806            3,189           3,967          3,101
 Other operating expenses ........................       12,699           13,330          15,600         11,964
 Income before income taxes ......................        5,210            4,788             487          4,947
 Net income ......................................        4,119            3,678             386          3,249
 Per share data ..................................
   Net income per common share - basic ...........     $   0.39         $   0.36        $   0.04       $   0.32
   Net income per common share - diluted .........     $   0.39         $   0.33        $   0.03       $   0.29
1997
----
 Interest income .................................       28,943           28,536          26,882         26,259
 Interest expense ................................       14,820           14,531          13,419         12,882
 Net interest income .............................       14,123           14,005          13,463         13,377
 Provision for credit losses .....................          960              945           1,170            625
 Gain on sale of securities ......................          185              183             147             --
 Other operating income ..........................        3,369            3,105           2,907          3,307
 Other operating expenses ........................       11,179           11,351          11,831         12,209
 Income before income taxes ......................        5,538            4,997           3,516          3,850
 Net income ......................................        4,182            3,353           2,920          2,409
 Per share data ..................................
   Net income per common share - basic ...........     $   0.42         $   0.34        $   0.30       $   0.27
   Net income per common share - diluted .........     $   0.39         $   0.32        $   0.28       $   0.26
