Form 10-Q
period 1999-03-31
JEFFBANKS INC
filed 1999-05-14
CIK 904101

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
   (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended ......... March 31, 1999

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from .......... to ..........
             Commission file number .........................0-22850

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

                      1845 Walnut Street, Philadelphia, PA
                    (Address of principal executive offices)
                                     19103
                                   (Zip Code)

                                  215-861-7000
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No

Number of Shares of Common Stock Outstanding at March 31, 1999:  10,511,935

                                          JeffBanks, Inc.
                                     Consolidated Balance Sheet
                                             UNAUDITED


                                                                       March 31,   December 31,
                                                                         1999          1998
                                                                         (in thousands)
Assets:
Cash and cash equivalents:
    Cash and due from banks .......................................   $   59,662   $   54,599
    Federal funds sold ............................................       23,000          --
                                                                      ----------   ----------
                                                                          82,662       54,599

Investment securities available for sale ..........................      285,892      301,366
Investment securities held to maturity ............................          676          677
Mortgages held for sale ...........................................       16,226       14,600
Loans, net ........................................................    1,236,605    1,202,932
Premises and equipment, net .......................................       24,031       24,085
Accrued interest receivable .......................................       10,844       15,929
Other real estate owned ...........................................        2,741        3,114
Goodwill ..........................................................        3,964        4,059
Other assets ......................................................       20,826       15,745
                                                                      ----------   ----------
    Total assets ..................................................   $1,684,467   $1,637,106
                                                                      ==========   ==========

Liabilities and shareholders' equity:

Deposits:
    Demand (non-interest bearing) .................................   $  205,528   $  207,881
    Savings and money market ......................................      440,628      465,984
    Time deposits .................................................      471,679      477,057
    Time deposits, $100,000 and over ..............................      126,777      125,358
                                                                      ----------   ----------
                                                                       1,244,612    1,276,280

Securities sold under repurchase agreements .......................       61,473       39,635
FHLB advances - short term ........................................      113,000       55,000
FHLB advances - long term .........................................       54,175       54,182
Subordinated notes and debentures .................................       31,920       32,000
Company-obligated mandatorily redeemable preferred securities of the Company's subsidiary trust, holding solely $25.3 million aggregate principal amount of 9.25% junior subordinated
  deferrable interest debentures due 2027 of the Company ..........       25,300       25,300
Accrued interest payable ..........................................       15,973       15,444
Other liabilities .................................................        5,025        7,587
                                                                      ----------   ----------
    Total liabilities .............................................    1,551,478    1,505,428
                                                                      ----------   ----------

Shareholders' equity:
    Common Stock - authorized, 20,000,000 shares of $1 par value;
      issued and outstanding 10,511,935 and 10,486,620 shares,
      respectively ................................................       10,512       10,487
    Additional paid-in capital ....................................       97,563       97,308
    Retained earnings .............................................       24,359       21,933
    Accumulated other comprehensive income ........................          555        1,950
                                                                      ----------   ----------
    Total shareholders' equity ....................................      132,989      131,678
                                                                      ----------   ----------
    Total liabilities and shareholders' equity ....................   $1,684,467   $1,637,106
                                                                      ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                 JeffBanks, Inc.
                        Consolidated Statements of Income
                                    UNAUDITED

                                               Three Months Ended March 31,
                                                     1999        1998
                                          (in thousands, except per share data)
Interest income:
     Loans including fees ......................   $ 25,655    $ 23,110
     Investment securities .....................      4,425       5,758
     Federal funds sold ........................        238         667
                                                   --------    --------
                                                     30,318      29,535
                                                   --------    --------

Interest expense:
     Time deposits, $100,000 and over ..........      1,524       1,475
     Other deposits ............................      9,952       9,072
     FHLB advances .............................      1,899       2,388
     Subordinated notes and debentures .........        717         770
     Trust preferred securities ................        585         585
     Securities sold under repurchase agreements        565         712
                                                   --------    --------
                                                     15,242      15,002
                                                   --------    --------

         Net interest income ...................     15,076      14,533

Provision for credit losses ....................      1,455         966
                                                   --------    --------

         Net interest income after provision
          for credit losses ....................     13,621      13,567
                                                   --------    --------

Non-interest income:
     Service fees on deposit accounts ..........        936         878
     Gain on sales of residential mortgages and
       capitalized mortgage servicing rights ...        701         736
     Gain on sales of investment securities ....        712         243
     Mortgage servicing fees ...................        313         296
     Merchant credit card deposit fees .........        695         487
     Credit card fee income ....................        155         157
     Other .....................................        582         547
                                                   --------    --------
                                                      4,094       3,344
                                                   --------    --------

Non-interest expense:
     Salaries and employee benefits ............      6,173       5,853
     Occupancy expense .........................      1,133       1,127
     Depreciation ..............................        665         577
     FDIC expense ..............................         35          33
     Data processing expense ...................        386         285
     Legal .....................................        303         327
     Stationery, printing and supplies .........        296         307
     Shares tax ................................        295         228
     Advertising ...............................        242         366
     Other real estate owned maintenance expense         93          11
     Loss on sale and write-downs of other
      real estate owned ........................         (1)         31
     Amortization of intangibles ...............        310         273
     Credit card origination expense ...........        140         201
     Credit card processing expense ............        232         197
     Merchant card expense .....................        604         390
     Other .....................................      1,918       1,758
                                                   --------    --------
                                                     12,824      11,964
                                                   --------    --------

Income before income taxes .....................      4,891       4,947
Income taxes ...................................        997       1,698
                                                   --------    --------

         Net income ............................   $  3,894    $  3,249
                                                   ========    ========
Per share data:
Average number of common shares (basic) ........     10,482      10,195
Average number of common shares (diluted) ......     10,953      11,040
Net income per common share (basic) ............   $   0.37    $   0.32
Net income per common share (diluted) ..........   $   0.36    $   0.29

The accompanying notes are an integral part of these financial statements.

                                                      JeffBanks, Inc.

                                 Consolidated Statement of Changes in Shareholders' Equity
                                                         UNAUDITED
                                                                             Accumulated
                                                                                other
                                           Common    Additional    Retained comprehensive Comprehensive
                                            Stock  paid-in-capital earnings     income       income         Total
                                                                     (in thousands)

Balance at December 31, 1998 ..........   $  10,487   $  97,308   $  21,933    $   1,950         --      $ 131,678
Net income ............................        --          --         3,894         --      $   3,894        3,894
Issuance of common stock for
 dividend reinvestment plan ...........           7         148        --           --           --            155
Warrants exercised ....................          18         107        --           --           --            125
Cash dividends on common stock ........        --          --        (1,468)        --           --         (1,468)
Other comprehensive income, net of
 reclassification adjustments and taxes        --          --          --         (1,395)      (1,395)      (1,395)
                                          ---------   ---------   ---------    ---------    ---------    ---------
Comprehensive income ..................        --          --          --           --      $   2,499         --
                                                                                            =========
Balance at March 31, 1999 .............   $  10,512   $  97,563   $  24,359    $     555                 $ 132,989
                                          =========   =========    =========    =========                =========

Disclosure of reclassification amount, net of taxes:
Unrealized holding losses arising during period ..................   $  (932)
Less: reclassification adjustment for gains included in net income       463
                                                                     -------
Net unrealized losses on securities ..............................   $(1,395)
                                                                     =======
The accompanying notes are an integral part of these financial statements.

                                        JeffBanks, Inc.

                     Consolidated Statement of Changes in Shareholders' Equity
                                         UNAUDITED
                                                                               Accumulated
                                                                                 other
                                            Common    Additional    Retained  comprehensive Comprehensive
                                            Stock   paid-in-capital earnings     income       income        Total
                                                                   (in thousands)
Balance at December 31, 1997 ..........   $   6,094   $  95,150   $  19,308    $   1,254                 $ 121,806
Net income ............................        --          --         3,249         --      $   3,249        3,249
Issuance of common stock for
 dividend reinvestment plan ...........           2          77        --           --                          79
Warrants exercised ....................          54         608                                                662
Cash dividends on common stock ........        --          --          (951)        --                        (951)
Other comprehensive income, net of
 reclassification adjustments and taxes        --          --          --           (419)        (419)        (419)
                                          ---------   ---------   ---------    ---------    ---------    ---------
Comprehensive income ..................        --          --          --           --      $   2,830         --
                                                                                            =========
Balance at March 31, 1998 .............   $   6,150   $  95,835   $  21,606    $     835                 $ 124,426
                                          =========   =========   =========    =========                 =========

Disclosure of reclassification amount, net of taxes:
Unrealized holding losses arising during period ..................   $(261)
Less: reclassification adjustment for gains included in net income     158
                                                                     -----
Net unrealized losses on securities ..............................   $(419)
                                                                     =====

   The accompanying notes are an integral part of these financial statements.

                                              JeffBanks, Inc.

                                   Consolidated Statements of Cash Flows
                                                 UNAUDITED

                                                                          Three Months Ended March 31,
                                                                               1999         1998
                                                                                (in thousands)
Operating activities:
     Net income .........................................................   $   3,894    $   3,249
     Adjustments to reconcile net income to cash provided by
        operating activities:
     Depreciation and amortization ......................................       1,495        1,092
     Provision for credit losses ........................................       1,455          966
     Gain on sales of investment securities .............................        (712)        (243)
     Gain on sales of assets ............................................        --            (22)
     Mortgage loans originated for sale .................................     (62,090)     (46,893)
     Mortgage loan sales ................................................      60,464       33,902
     Decrease (increase) in interest receivable .........................       5,085          (61)
     Increase (decrease) in interest payable ............................         529       (3,214)
     (Increase) decrease in other assets ................................      (4,545)       1,385
     (Decrease) increase in other liabilities ...........................      (2,562)       1,836
                                                                            ---------    ---------
        Net cash provided by (used in) operating activities .............       3,013       (8,003)
                                                                            ---------    ---------

Investing activities:
     Proceeds from sales of investment securities available for sale ....      19,271      117,505
     Proceeds from maturities of investment securities available for sale      28,614       14,756
     Purchase of investment securities available for sale ...............     (34,364)    (140,863)
     Proceeds from sales of other real estate owned .....................         830           90
     Net increase in loans ..............................................     (35,585)     (11,119)
     Purchase of premises and equipment .................................        (611)      (2,012)
                                                                            ---------    ---------
        Net cash used in investing activities ...........................     (21,845)     (21,643)
                                                                            ---------    ---------

Financing activities:
     Net decrease in deposits ...........................................     (31,668)     (22,208)
     Net increase (decrease) in repurchase agreements ...................      21,838       (4,611)
     Net proceeds from issuance of common stock .........................         280          741
     Net increase in FHLB advances ......................................      57,993       15,301
     Net decrease in subordinated notes and debentures ..................         (80)        --
     Dividends paid on common stock .....................................      (1,468)        (951)
                                                                            ---------    ---------
        Net cash provided by (used in) financing activities .............      46,895      (11,728)
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents ....................      28,063      (41,374)
Cash and cash equivalents at beginning of year ..........................      54,599      147,945
                                                                            ---------    ---------
Cash and cash equivalents at end of period ..............................   $  82,662    $ 106,571
                                                                            =========    =========

                 The accompanying notes are an integral part of these financial statements.

Note 1 - Allowance for Credit Losses:

                                   Three months ended March 31,
                                         1999       1998
                                          (in thousands)
     Balance, beginning of period ..   $ 12,407    $ 14,136
     Provision charged to operations      1,455         966
     Loans charged off .............     (2,295)     (1,620)
     Recoveries ....................        363         160
                                       --------    --------
     Balance, end of period ........   $ 11,930    $ 13,642
                                       ========    ========


     The balances of impaired loans were $11,376,000 and $11,287,000 respectively, at March 31, 1999 and 1998. The allowance for credit losses associated with impaired loans was $2,847,000 and $2,206,000 respectively, at those dates. Total cash collected on impaired loans during the first three months of 1999 and 1998, respectively, was $686,000 and $109,000 all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during those respective periods was $226,000 and $232,000. No related interest income was recognized during the period.

Note 2 - Investment Securities:
  The carrying value and approximate market value of investment securities at March 31, 1999, were as follows:

                                               Gross      Gross
                                  Amortized  unrealized unrealized Approximate
                                     cost      gains      losses   fair value
                                                 (in thousands)
Available for Sale:
U.S. treasury securities ......   $  6,349   $     65   $   --     $  6,414
Federal agency obligations ....     22,318        175         44     22,449
Mortgage backed securities ....    158,006        765        703    158,068
State and municipal obligations     58,991      1,318        687     59,622
Other securities ..............     39,375         38         74     39,339
                                  --------   --------   --------   --------
Total .........................   $285,039   $  2,361   $  1,508   $285,892
                                  ========   ========   ========   ========

Held to Maturity:
State and municipal obligations        676         17       --          693
                                  --------   --------   --------   --------
Total .........................   $    676   $     17   $   --     $    693
                                  ========   ========   ========   ========


Note 3:
     The unaudited interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as discussed in these notes.

Note 4:
     Certain amounts in the financial statements presented for prior periods have been reclassified to conform with the current period presentation.

Note 5:
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is permitted only as of the beginning of any fiscal quarter. The Company is currently reviewing the provisions of SFAS No. 133.

Note 6:
     On July 31, 1998, the Company completed a merger with Regent Bancshares Corp. and Regent National Bank ("Regent") accounted for as a pooling of interests, which accordingly required restatement of financial statements. Under terms of the merger, each share of common stock was as of that date converted to
 .505 shares of the Company's common stock, resulting in the issuance of 1,721,960 shares of the Company's common stock. Each option to acquire Regent common stock would be converted into an option to acquire .505 of a share of the Company's common stock, resulting in the issuance of up to 184,830 shares of the Company's common stock if all outstanding Regent options are converted.

Note 7:
     On August 14, 1998, the Company completed a merger with Pioneer Mortgage, Inc. ("Pioneer") accounted for as a pooling of interests, which accordingly required restatement of financial statements. The changes reflecting such restatement were not material. Pioneer is a mortgage company which operates within the Company's southern New Jersey market with seven mortgage loan originators.

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

Results of Operations

Net income. Net income for the Company amounted to $3.9 million for the three months ended March 31, 1999 as compared to $3.2 million for the three months ended March 31, 1998, an increase of approximately 22%.

Net Interest Income and Average Balances. Net interest income was $30.3 million for the first three months of 1999, compared to $29.5 million for the first three months of 1998, an increase of $800,000 or 3%. Yields on interest earning assets, on a tax equivalent basis, decreased to 8.09% for the first three months of 1999 from 8.35% in the prior year period, a difference of .26 %. The decrease reflected lower loan and investment yields, as a result of the impact of the
 .75% reduction in the prime rate during the fourth quarter of 1998 and other decreases in market rates. The cost of interest bearing liabilities decreased to 4.68% for the first three months of 1999 from 4.89% in the prior year period, a difference of .21%. Notwithstanding that the decrease in yields on interest earning assets exceeded the decrease in the cost of interest bearing liabilities the net interest margin on the Company's interest earning assets increased to 4.18% in 1999 as compared to 4.15% in the comparable prior year period, a difference of .03%. That increase reflected disproportionate growth in average non-interest earning demand deposits.
  Average balances for non-interest bearing demand deposits increased to $193.2 million in 1999 compared to $154.2 million in 1998, an increase of $39.0 million or 25%. Average balances for savings, money market and interest checking increased to $446.9 million in 1999 compared to $414.7 million in the comparable 1998 period, an increase of $32.2 million or 8%.
  In the first three months of 1999, average interest earning assets totaled $1.556 billion, an increase of $122 million or 9% over the 1998 comparable period. Reflected in that net increase was a $230.8 million or 23% increase in average loans to $1.241 billion.

Non-Interest Income. Total non-interest income for the first three months of 1999 was $4.1 million compared to $3.3 million for the first three months of 1998, an increase of $800,000 or 24%. Gain on sales of securities increased to $712,000 for the first three months of 1999, an increase of $469,000 over 1998. The majority of the sales were municipal securities which were replaced with securities with longer term protection against being called for redemption. Increases in merchant credit card fees were offset by increases in related merchant card expense shown under non-interest expense.

Non-Interest Expense. Total non-interest expense for the first three months of 1999 was $12.8 million, compared to $12.0 million for the comparable prior year period, an increase of $800,000 or 7%. Salaries and employee benefits amounted to $6.2 million in the first three months of 1999 compared to $5.9 million for the first three months of 1998, an increase of $300,000 or 5%. The increase reflected increases of approximately $189,000 resulting from the establishment or full period operation of new branches, $101,000 resulting from expansion of the consumer loan department and $100,000 attributable to the expansion of the internal computer network and information systems department. Other increases included merit increases which averaged 3% to 4.5%. Increases between the periods were significantly offset by savings resulting from the consolidation of Regent.
     Depreciation expense increased to $665,000 for the first three months of 1999, an increase of $88,000 or 15% from the comparable 1998 period. The increase reflected the implementation of a new check imaging system to eliminate the mailing of cancelled checks to customers and increase the efficiency of proof operations.
     Data processing expense increased to $386,000 in 1999, an increase of $101,000 or 35% over the prior year. The increase reflected increases in transaction volume and additional support for the check imaging system.
     Advertising expense decreased to $242,000 for the first three months of 1999, a decrease of $124,000 or 34% from the prior year. Expenditures in 1998 were increased to promote various bank services and locations to reach customers who might be displaced as a result of in-market bank mergers, and to pursue other strategies. Expenditures were reduced after the mergers were completed.
     Merchant card expense increases in 1999 as compared to 1998 were significantly offset by increases in related merchant credit card deposit fees shown under non-interest income, as a result of relatively modest margins between fee income and expense, characteristic of that industry. However, the Company derives additional benefit from related deposit balances.
     Income Taxes. The effective tax rate of 20% for the first three months of 1999 reflected the tax exempt status of one half of the interest on $99.2 million of ESOP loans and substantially all of the interest on state and municipal obligations.

Liquidity and Capital Resources.
     The major sources of funding for the Company's investing activities have historically been cash inflows resulting from increases in deposits. Such increases have been utilized primarily to fund net increases in loans. FHLB advances have also been utilized as an alternative funding source, when relative interest costs were less than those for deposits. Funds not needed for operations are invested primarily in daily federal funds sold and securities.
     Net increases in loans were $35.6 million for the first three months of 1999 as compared to net increases of $11.1 million for the comparable 1998 period. Cash outflows required for mortgage loans originated for sale amounted to $62.1 million for the first three months of 1999 compared to $46.7 million for the first three months of 1998. The majority of $140.9 million of 1998 securities sales resulted from the then current Regent management's efforts to restructure substantially all of its securities portfolio. Rationales for the restructuring reflected regulatory input and requirements. After the Company acquired Regent, the regulatory rationale was largely eliminated, as was additional securities restructuring. The Company and its subsidiaries have maintained their status as "well capitalized" under applicable regulatory guidelines. The following table sets forth the regulatory capital ratios of the Company and its wholly-owned banking subsidiaries, Jefferson Bank (Jefferson PA) and Jefferson Bank of New Jersey (Jefferson NJ) at March 31, 1999.

                                        Tier 1 Capital to         Tier 1 Capital to         Total Capital to
                                             Average                Risk-Weighted             Risk-Weighted
                                           Assets Ratio             Assets Ratio              Assets Ratio
                                       March 31,  December 31,  March 31,   December 31,  March 31,    December 31,
                                         1999         1998        1999         1998         1999          1998
Entity:
JBI ..........................           9.18%        9.11%       11.41%       11.86%       14.43%       15.24%
Jefferson PA .................           7.66%        7.53%        9.35%        9.70%       12.30%       13.03%
Jefferson NJ .................           6.36%        6.58%        9.52%        9.30%       13.46%       13.21%
"Well capitalized" institution
    (under FDIC Regulations) .           5.00%        5.00%        6.00%        6.00%       10.00%       10.00%

Asset  and  Liability  Management.
     The following table summarizes estimated repricing intervals for interest earning assets and interest bearing liabilities as of March 31, 1999 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. The following table reflects prepayment and repricing estimates which may be modified significantly by management and independent advisors.

                                           Within       Four to
                                           Three        Twelve    One to Two  Three to Five  Over Five
                                           Months       Months       Years        Years         Years
                                                              (dollars in thousands)

Interest earning assets:
   Investment securities:
     Federal funds sold ...............   $  23,000
     Available for sale:
      Taxable investment securities ...      26,866    $  37,270    $  33,830    $  76,037    $  52,267
      Non-taxable investment securities        --            251          115         --         59,256
     Held to maturity:
      Non-taxable investment securities        --           --            256          195          225
   Mortgages held for sale ............      16,226         --           --           --           --
   Loans net of unearned discount .....     385,233      285,099      146,906      289,237      152,060
                                          ---------    ---------    ---------    ---------    ---------
Total interest earning assets .........     451,325      322,620      181,107      365,469      263,808
                                          ---------    ---------    ---------    ---------    ---------


Interest bearing liabilities:
   Savings and money market deposits ..      55,593         --        132,430      252,605         --
   Time deposits ......................     182,163      373,840       32,203        9,551          699
   Securities sold under repurchase
      agreements ......................      61,473         --           --           --           --
   FHLB advances ......................     167,175         --           --           --           --
   Subordinated notes and debentures ..        --           --           --          9,000       22,920
   Preferred securities ...............        --           --           --           --         25,300
                                          ---------    ---------    ---------    ---------    ---------
Total interest bearing liabilities ....     466,404      373,840      164,633      271,156       48,919
                                          ---------    ---------    ---------    ---------    ---------
Gap ...................................   $ (15,079)   $ (51,220)   $  16,474    $  94,313    $ 214,889
                                          =========    =========    =========    =========    =========
Cumulative gap ........................   $ (15,079)   $ (66,299)   $ (49,825)   $  44,488    $ 259,377
                                          =========    =========    =========    =========    =========
Gap to assets ratio ...................         -1%          -3%           1%            6%          13%
Cumulative gap to assets ratio ........         -1%          -4%          -3%            3%          15%

Loan Portfolio.
     The following table summarizes the loan portfolio of the Company by loan category and amount at March 31, 1999 and corresponds to appropriate regulatory definitions. Loans with a principal amount in excess of 2% of the Company's equity capital are generally considered to be large loans. By this standard, large loans were those exceeding $2.7 million at March 31, 1999. Large loans as a percentage of total loans at that date were 18%.

                                                                  Book Value
                                                                (in thousands)
Loans secured by real estate:
     Construction and land development .......................   $   91,652
     Secured by 1-4 family residential properties ............      213,246
     Secured by multifamily (5 or more) residential properties       54,743
     Secured by non-farm non-residential properties ..........      310,778

Commercial and industrial loans:
     To U.S. addresses (domicile) ............................      231,582

Loans to individuals for household, family and other personal expenditures (consumer):
     Credit cards and related plans ..........................       22,349
     Other ...................................................      311,737
Tax exempt industrial development obligations ................        3,191
All other loans ..............................................        3,009
Lease financing receivables, net of unearned income ..........       22,474
                                                                 ----------
     Total ...................................................   $1,264,761
                                                                 ==========

     Non-Performing Loans. The following table presents the principal amounts of non accrual and renegotiated loans (1) at March 31, 1999 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest. At March 31, 1999 the ratio of the allowance for credit losses to total loans amounted to .94%. On an annualized basis, the ratio of net charge-offs to average loans was .62% for the three month period ended March 31, 1999.

                                                         March 31,                            December 31,
                                                    ------------------    ----------------------------------------------------
                                                     1999        1998       1998       1997       1996       1995      1994
                                                                                (dollars in thousands)
Loans accounted for on a non-accrual basis ......   $11,376    $11,287    $12,369    $ 9,857    $15,106    $16,695    $13,925
Loans renegotiated to provide a reduction or
    deferral of interest or principal ...........      --         --         --         --         --         --        1,367
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing loans (1) ..................    11,376     11,287     12,369      9,857     15,106     16,695     15,292
                                                    -------    -------    -------    -------    -------    -------    -------
Other real estate owned .........................     2,741      2,933      3,114      2,265      4,237      4,260      6,093
Non-performing insurance premium
 financing receivables ..........................      --         --         --         --         --        4,778       --
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing assets (1) .................   $14,117    $14,220    $15,483    $12,122    $19,343    $25,733    $21,385
                                                    =======    =======    =======    =======    =======    =======    =======
Non-performing loans/total loans (1) ............      0.90%      1.10%      1.01%      0.98%      1.65%      1.86%      2.13%
Non-performing assets/total loans and
    non-performing assets (1) ...................      1.11%      1.38%      1.26%      1.20%      2.11%      2.85%      2.95%
Loans past due 90 days or more as to interest
    or principal payments still accruing interest
    and not included in non-accrual loans .......   $ 5,686    $ 5,343    $ 7,107    $ 5,460    $ 5,455    $ 7,992    $ 6,584
                                                    =======    =======    =======    =======    =======    =======    =======


     Non-accrual loans(1) decreased to $11.4 million at March 31, 1999 compared to $12.4 million at December 31, 1998. The decrease reflected approximately $685,000 of additions, $431,000 of charge-offs, $686,000 of payments, $437,000 of transfers to other real estate and $123,000 of returns to accrual status.

     Other real estate owned amounted to $2.7 million at March 31, 1999 compared to $3.1 million at December 31, 1998. Activity in the three months ended March 31, 1999 reflected $438,000 of additions and sales and other receipts of $830,000.

     Interest on Non-Accrual Loans(1). If interest on non-accrual loans had been accrued, such income would have been $226,000 and $232,000, respectively for the first three months of 1999 and 1998.

     Provision for Credit Losses. The provision for credit losses for the first three months of 1999 was $1.5 million compared to $966,000 in the first three months of 1998. The increase in the provision reflects increases in the the size of the portfolio, and additional amounts required to be added to the reserve, based on the Company's quarterly evaluation of the adequacy of the loan loss reserve.
-----------------------------------------
(1) Excluding loans past due 90 days or more still accruing interest.

     Summary of Credit Loss Experience. The following table summarizes the credit loss experience of JBI for the periods shown.

                                                      March 31,                          December 31,
                                               --------------------   ----------------------------------------------------
                                                  1999       1998       1998      1997       1996        1995       1994
                                                                       (dollars in thousands)
Balance in the allowance for credit losses at
    beginning of period .....................   $12,407    $14,136    $14,136    $16,794    $21,492    $10,700    $ 8,189
                                                -------    -------    -------    -------    -------    -------    -------

Loans charged-off:
    Commercial ..............................       152        398        908      2,254      2,510      2,817      1,336
    Construction ............................      --         --          213       --          473       --          190
    Real estate mortgage ....................       455        486      2,944      4,254      4,724      1,716      2,123
    Credit card .............................       865        428      2,714        835        160         16       --
    IPF .....................................      --         --         --         --        8,967       --         --
    Installment and lease financing .........       823        308      2,059      1,362        522        435        272
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................     2,295      1,620      8,838      8,705     17,356      4,984      3,921
                                                -------    -------    -------    -------    -------    -------    -------

Recoveries:
    Commercial ..............................        20         24        403        216        109        266        393
    Construction ............................      --         --         --         --         --         --         --
    Real estate mortgage ....................       221         44        337      1,276        901        439        196
    Credit card .............................        14         14         49          9       --         --         --
    IPF .....................................      --         --           47        757      1,482       --         --
    Installment and lease financing .........       108         78        310         89         51         59         28
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................       363        160      1,146      2,347      2,543        764        617
                                                -------    -------    -------    -------    -------    -------    -------
Net charge-offs .............................     1,932      1,460      7,692      6,358     14,813      4,220      3,304
Acquisitions ................................      --         --         --         --         --        6,121      3,098
Provision charged to operations .............     1,455        966      5,963      3,700     10,115      8,891      2,717
                                                -------    -------    -------    -------    -------    -------    -------
Balance in allowance for credit losses at end
    of period ...............................   $11,930    $13,642    $12,407    $14,136    $16,794    $21,492    $10,700
                                                =======    =======    =======    =======    =======    =======    =======
Net charge-offs/average loans ...............      0.62%      0.58%      0.71%      0.67%      1.63%      0.53%      0.51%

     Increased   installment  and  lease  financing  charge-offs  reflected  the significant growth in consumer installment loans.

     Year 2000. As a control over the potential disruption which might result from year 2000 ("Y2K") computer malfunctions or failure of computer chips utilized in equipment, management is in process of rectifying non-compliant software and hardware systems throughout the institution. The bank's loan and deposit applications are serviced by Fiserv, a publicly held corporation which specializes in providing data processing services to financial institutions. Management is monitoring that company's execution of its plan to bring remaining applications into compliance. Fiserv's compliance is further under review by a third party firm and is scheduled for additional examinations through 1999. Management does not expect that the costs of bringing the Company's systems into Y2K compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company has been actively involved in Y2K issues. The Company has assessed its state of readiness by evaluating its information technology ("IT") and non-IT systems. The IT systems consist of data processing services owned by service providers, an administrative network, various networked computers and equipment. Service providers have developed a project time line to meet all deadlines as prescribed by the FDIC. They have provided updates on their progress in meeting those goals which document that they are meeting the FDIC guidelines. The administrative network is in the process of being fully tested. All non-compliant equipment and software has been updated or replaced to achieve Y2K compliance. The Company has made the following determinations in regard to Y2K issues relating to third parties. The Federal Reserve Bank and other regulatory agencies, both federal and state, all purport to be in compliance or on schedule with Y2K issues. Vendors are substantially fungible and alternative sources for any with Y2K problems can be utilized. For depositors the Company has provided public forums to discuss Y2K issues, however, the Company does not anticipate any significant Y2K issues with its deposit base. With regard to borrowers, each loan made since June 1, 1998 has been evaluated as to its Y2K issues. Loan officers are in the process of determining any special exposures. Based upon its knowledge of its portfolio, no significant special exposures are known. The Company's allowance for credit losses will reflect any potential Y2K related losses. The Company replaced hardware and software through prior expenditures and did not accelerate any replacement periods. All labor costs were incurred using existing staff. Outside vendors are being utilized during the testing phase of the Company's plan, which is currently scheduled for completion by June 30, 1999. Incremental costs for 1999 are not currently anticipated to exceed $200,000.

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


Part II. Other Information
None.

SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 JEFFBANKS, INC.
                                  (Registrant)

Dated: May 13, 1999        By /s/ Paul Frenkiel
                              -------------------------
                              Paul Frenkiel
                              Chief Financial Officer

Dated: May 13, 1999        By /s/ Martin F. Egan
                              ------------------------------------------
                              Martin F. Egan
                              Assistant Secretary