Form 10-Q
period 1999-06-30
JEFFBANKS INC
filed 1999-08-16
CIK 904101

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
   (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended ......... June 30, 1999

                                       or

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
                                   Yes X No

Number of Shares of Common Stock Outstanding at June 30, 1999:  10,583,209

                                       JeffBanks, Inc.
                                 Consolidated Balance Sheet
                                         UNAUDITED


                                                                     June 30,     December 31,
                                                                       1999           1998
                                                                          (in thousands)
Assets:

Cash and cash equivalents:
    Cash and due from banks .....................................   $    52,207    $    54,599
    Federal funds sold ..........................................        79,100            --
                                                                    -----------    -----------
                                                                        131,307         54,599

Investment securities available for sale ........................       313,281        301,366
Investment securities held to maturity ..........................           675            677
Mortgages held for sale .........................................        19,951         14,600
Loans, net ......................................................     1,326,746      1,202,932
Premises and equipment, net .....................................        24,114         24,085
Accrued interest receivable .....................................        15,043         15,929
Other real estate owned .........................................         2,343          3,114
Goodwill ........................................................         3,870          4,059
Other assets ....................................................        20,054         15,745
                                                                    -----------    -----------
    Total assets ................................................   $ 1,857,384    $ 1,637,106
                                                                    ===========    ===========

Liabilities and shareholders' equity:

Deposits:
    Demand (non-interest bearing) ...............................   $   222,976    $   207,881
    Savings and money market ....................................       492,007        465,984
    Time deposits ...............................................       516,323        477,057
    Time deposits, $100,000 and over ............................       153,117        125,358
                                                                    -----------    -----------
                                                                      1,384,423      1,276,280

Securities sold under repurchase agreements .....................        57,064         39,635
FHLB advances - short term ......................................       148,000         55,000
FHLB advances - long term .......................................        54,175         54,182
Subordinated notes and debentures ...............................        31,920         32,000
Company-obligated mandatorily redeemable preferred securities of the Company's subsidiary trust, holding solely $25.3 million aggregate principal amount of 9.25% junior subordinated
  deferrable interest debentures due 2027 of the Company ........        25,300         25,300
Accrued interest payable ........................................        17,687         15,444
Other liabilities ...............................................         6,893          7,587
                                                                    -----------    -----------
    Total liabilities ...........................................     1,725,462      1,505,428
                                                                    -----------    -----------

Shareholders' equity:
    Common Stock - authorized, 20,000,000 shares of $1 par value;
      issued and outstanding 10,583,209 and 10,486,620 shares,
      respectively ..............................................        10,583         10,487
    Additional paid-in capital ..................................        98,177         97,308
    Retained earnings ...........................................        26,961         21,933
    Accumulated other comprehensive income ......................        (3,799)         1,950
                                                                    -----------    -----------
    Total shareholders' equity ..................................       131,922        131,678
                                                                    -----------    -----------
    Total liabilities and shareholders' equity ..................   $ 1,857,384    $ 1,637,106
                                                                    ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                                 JeffBanks, Inc.
                        Consolidated Statements of Income
                                    UNAUDITED

                                                       Six Months           Three Months
                                                     Ended June 30,         Ended June 30,
                                                    1999        1998       1999       1998
                                                     (in thousands, except per share data)

Interest income:
     Loans including fees ......................   $ 52,816   $ 47,155   $ 27,161   $ 24,045
     Investment securities .....................      9,095     11,225      4,670      5,467
     Federal funds sold ........................        544      1,310        306        643
                                                   --------   --------   --------   --------
                                                     62,455     59,690     32,137     30,155
                                                   --------   --------   --------   --------
Interest expense:
     Time deposits, $100,000 and over ..........      3,307      3,006      1,783      1,531
     Other deposits ............................     19,906     18,826      9,954      9,754
     FHLB advances .............................      4,114      4,669      2,215      2,281
     Subordinated notes and debentures .........      1,431      1,540        714        770
     Trust preferred securities ................      1,170      1,170        585        585
     Securities sold under repurchase agreements      1,159      1,342        594        630
                                                   --------   --------   --------   --------
                                                     31,087     30,553     15,845     15,551
                                                   --------   --------   --------   --------

        Net interest income ....................     31,368     29,137     16,292     14,604

Provision for credit losses ....................      2,985      3,513      1,530      2,547
                                                   --------   --------   --------   --------
        Net interest income after provision
         for credit losses .....................     28,383     25,624     14,762     12,057
                                                   --------   --------   --------   --------

Non-interest income:
     Service fees on deposit accounts ..........      2,062      1,697      1,126        819
     Gain on sales of residential mortgages and
       capitalized mortgage servicing rights ...      1,575      1,689        874        953
     Gain on sale of mortgage servicing ........                   625                   625
     Gain on sales of investment securities ....        712        306                    63
     Mortgage servicing fees ...................        594        582        281        286
     Merchant credit card deposit fees .........      1,570      1,062        875        575
     Credit card fee income ....................        287        311        132        154
     Other .....................................      1,284      1,102        702        555
                                                   --------   --------   --------   --------
                                                      8,084      7,374      3,990      4,030
                                                   --------   --------   --------   --------

Non-interest expense:
     Salaries and employee benefits ............     12,411     12,666      6,238      6,813
     Occupancy expense .........................      2,258      2,222      1,125      1,095
     Depreciation ..............................      1,415      1,236        750        659
     FDIC expense ..............................         71         68         36         35
     Data processing expense ...................        694        602        308        317
     Legal .....................................        519      1,121        216        794
     Stationery, printing and supplies .........        590        599        294        292
     Shares tax ................................        560        583        265        355
     Advertising ...............................        571        783        329        417
     Other real estate owned maintenance expense        130         29         37         18
     Loss on sale and write-downs of other
      real estate owned ........................          5         29          6         (2)
     Amortization of intangibles ...............        659        433        349        160
     Credit card origination expense ...........        276        425        136        224
     Credit card processing expense ............        452        425        220        228
     Merchant card expense .....................      1,399        834        795        444
     Other .....................................      4,174      5,512      2,256      3,754
                                                   --------   --------   --------   --------
                                                     26,184     27,567     13,360     15,603
                                                   --------   --------   --------   --------

Income before income taxes .....................     10,283      5,431      5,392        484
Income taxes ...................................      2,152      1,798      1,155        100
                                                   --------   --------   --------   --------
        Net income .............................   $  8,131   $  3,633   $  4,237   $    384
                                                   ========   ========   ========   ========
Per share data:
Average number of common shares (basic) ........     10,517     10,232     10,540     10,269
Average number of common shares (diluted) ......     11,010     11,095     11,091     11,157
Net income per common share (basic) ............   $   0.77   $   0.36   $   0.40   $   0.04
Net income per common share (diluted) ..........   $   0.74   $   0.33   $   0.38   $   0.03

 The accompanying notes are an integral part of these financial statements.

                                                      JeffBanks, Inc.

                                 Consolidated Statement of Changes in Shareholders' Equity
                                                         UNAUDITED
                                                                              Accumulated
                                                                                 other
                                             Common   Additional    Retained comprehensive Comprehensive
                                             Stock  paid-in-capital earnings     income       income        Total
                                                                          (in thousands)
Balance at December 31, 1998 ..........   $  10,487   $  97,308   $  21,933    $   1,950                 $ 131,678
Net income ............................        --          --         8,131         --      $   8,131        8,131
Issuance of common stock for
 dividend reinvestment plan ...........          10         216        --           --           --            226
Warrants exercised ....................          86         653        --           --           --            739
Cash dividends on common stock ........        --          --        (3,103)        --           --         (3,103)
Other comprehensive income, net of
 reclassification adjustments and taxes        --          --          --         (5,749)      (5,749)      (5,749)
                                          ---------   ---------    ---------    ---------   ---------    ---------
Comprehensive income ..................        --          --          --           --      $   2,382         --
                                                                                            =========
Balance at June 30, 1999 ..............   $  10,583   $  98,177   $  26,961    $  (3,799)                $ 131,922
                                          =========   =========   =========    ==========                =========

Disclosure of reclassification amount:
Unrealized holding losses arising during period ..................   $(5,286)
Less: reclassification adjustment for gains included in net income       463
                                                                     -------
Net unrealized losses on securities ..............................   $(5,749)
                                                                     =======


                                                                              Accumulated
                                                                                other
                                            Common    Additional   Retained  comprehensive Comprehensive
                                            Stock  paid-in-capital earnings     income        income       Total
                                                            (in thousands)
Balance at March 31, 1999 .............   $  10,512   $  97,563   $  24,359   $     555                  $ 132,989
Net income ............................        --          --         4,237         --      $   4,237        4,237
Issuance of common stock for
 dividend reinvestment plan ...........           3          68        --           --           --             71
Warrants exercised ....................          68         546        --           --           --            614
Cash dividends on common stock ........        --          --        (1,635)        --           --         (1,635)
Other comprehensive income, net of
 reclassification adjustments and taxes        --          --          --         (4,354)      (4,354)      (4,354)
                                                                                            ---------
Comprehensive income ..................        --          --          --           --      $    (117)
                                          ---------   ---------   ---------    ---------    =========    ---------
Balance at June 30, 1999 ..............   $  10,583   $  98,177   $  26,961   $  (3,799)                 $ 131,922
                                          =========   =========   =========    =========                 =========

Disclosure of reclassification amount:
Unrealized holding losses arising during period ..................   $(4,354)
Less: reclassification adjustment for gains included in net income      --
                                                                     -------
Net unrealized loss on securities ................................   $(4,354)
                                                                     =======

   The accompanying notes are an integral part of these financial statements.

                                                      JeffBanks, Inc.

                                 Consolidated Statement of Changes in Shareholders' Equity
                                                         UNAUDITED
                                                                              Accumulated
                                                                                other
                                             Common   Additional    Retained comprehensive Comprehensive
                                             Stock  paid-in-capital earnings    income        income        Total
                                                            (in thousands)
Balance at December 31, 1997 ..........   $   6,094   $  95,150   $  19,308    $   1,254                 $ 121,806
Net income ............................        --          --         3,633         --      $   3,633        3,633
Issuance of common stock for
 dividend reinvestment plan ...........           2          77        --           --           --             79
Warrants exercised ....................          74       1,121        --           --           --          1,195
Cash dividends on common stock ........        --          --        (1,897)        --           --         (1,897)
Stock split ...........................       4,147        --        (4,147)        --           --           --
Other comprehensive income, net of
 reclassification adjustments and taxes        --          --          --           (419)        (419)        (419)
                                          ---------   ---------   ---------    ---------    ---------    ---------
Comprehensive income ..................        --          --          --           --      $   3,214         --
                                                                                            =========
Balance at June 30, 1998 ..............   $  10,317   $  96,348   $  16,897    $     835                 $ 124,397
                                          =========   =========   =========    =========                 =========

Disclosure of reclassification amount:
Unrealized holding losses arising during period ..................   $(221)
Less: reclassification adjustment for gains included in net income     198
                                                                     -----
Net unrealized losses on securities ..............................   $(419)
                                                                     =====

                                                                              Accumulated
                                                                                 other
                                             Common   Additional    Retained  comprehensive Comprehensive
                                             Stock  paid-in-capital earnings     income       income      Total
                                                                      (in thousands)
Balance at March 31, 1998 .............   $   6,150   $  95,835   $  21,606    $    835                $ 124,426
Net income ............................        --          --           384         --     $     384         384
Issuance of common stock for
 dividend reinvestment plan ...........        --          --          --           --          --          --
Warrants exercised ....................          20         513        --           --          --           533
Cash dividends on common stock ........        --          --          (946)        --          --          (946)
Stock split ...........................       4,147        --        (4,147)        --          --          --
Other comprehensive income, net of
 reclassification adjustments and taxes        --          --          --           --          --          --
                                                                                           ---------
Comprehensive income ..................        --          --          --           --     $     384
                                          ---------   ---------   ---------    ---------   =========   ---------
Balance at June 30, 1998 ..............   $  10,317   $  96,348   $  16,897    $     835               $ 124,397
                                          =========   =========   =========    =========               =========

Disclosure of reclassification amount:
Unrealized holding gains arising during period ...................   $ 41
Less: reclassification adjustment for gains included in net income     41
                                                                     ----
Net unrealized loss on securities ................................   $--
                                                                     ====

   The accompanying notes are an integral part of these financial statements.

                                              JeffBanks, Inc.

                                   Consolidated Statements of Cash Flows
                                                 UNAUDITED

                                                                           Six Months Ended June 30,
                                                                               1999         1998
                                                                                   (in thousands)
Operating activities:
     Net income .........................................................   $   8,131    $   3,633
     Adjustments to reconcile net income to cash provided by
        operating activities:
     Depreciation and amortization ......................................       2,732        1,905
     Provision for credit losses ........................................       2,985        3,513
     Gain on sales of investment securities .............................        (712)        (306)
     Gain on sales of assets ............................................        --            (22)
     Mortgage loans originated for sale .................................    (107,119)    (102,903)
     Mortgage loan sales ................................................     101,768       96,915
     Increase in interest receivable ....................................         886         (777)
     (Decrease) increase in interest payable ............................       2,243       (2,303)
     (Increase) decrease in other assets ................................      (1,684)         726
     (Decrease) increase in other liabilities ...........................        (694)       1,529
                                                                            ---------    ---------
        Net cash provided by operating activities .......................       8,536        1,910
                                                                            ---------    ---------

Investing activities:
     Proceeds from sales of investment securities available for sale ....      19,271      146,852
     Proceeds from maturities of investment securities available for sale      41,722       54,637
     Purchase of investment securities available for sale ...............     (81,696)    (176,307)
     Proceeds from sales of other real estate owned .....................       1,690          948
     Net increase in loans ..............................................    (127,718)    (133,652)
     Purchase of premises and equipment .................................      (1,444)      (3,657)
                                                                            ---------    ---------
        Net cash used in investing activities ...........................    (148,175)    (111,179)
                                                                            ---------    ---------

Financing activities:
     Net increase in deposits ...........................................     108,143      204,364
     Net increase (decrease) in repurchase agreements ...................      17,429      (27,731)
     Net proceeds from issuance of common stock .........................         965        1,275
     Net increase (decrease) in FHLB advances ...........................      92,993      (41,866)
     Net decrease in subordinated notes and debentures ..................         (80)        --
     Dividends paid on common stock .....................................      (3,103)      (1,897)
                                                                            ---------    ---------
        Net cash provided by financing activities .......................     216,347      134,145
                                                                            ---------    ---------

Net increase in cash and cash equivalents ...............................      76,708       24,876
Cash and cash equivalents at beginning of year ..........................      54,599      147,945
                                                                            ---------    ---------
Cash and cash equivalents at end of period ..............................   $ 131,307    $ 172,821
                                                                            =========    =========

   The accompanying notes are an integral part of these financial statements.

Note 1 - Allowance for Credit Losses:

                                 Six months ended June 30,
                                     1999        1998
                                      (in thousands)
Balance, beginning of period ..   $ 12,407    $ 14,136
Provision charged to operations      2,985       3,513
Loans charged off .............     (3,875)     (4,292)
Recoveries ....................        686         694
                                  --------    --------
Balance, end of period ........   $ 12,203    $ 14,051
                                  ========    ========


     The balances of impaired loans were $10,469,000 and $11,250,000 respectively, at June 30, 1999 and 1998. The allowance for credit losses associated with impaired loans was $2,735,000 and $1,867,000 respectively, at those dates. Total cash collected on impaired loans during the first six months of 1999 and 1998, respectively, was $1,561,000 and $1,575,000 all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during those respective periods was $409,000 and $440,000. No related interest income was recognized during the period.

Note 2 - Investment Securities:
     The carrying value and approximate market value of investment securities were as follows:

                                                June 30, 1999
                                               Gross     Gross
                                 Amortized  unrealized unrealized Approximate
                                    cost       gains     losses   fair value
                                                 (in thousands)
Available for Sale:
U.S. treasury securities ......   $  6,339   $     23   $   --     $  6,362
Federal agency obligations ....     19,078         32        224     18,886
Mortgage backed securities ....    188,009         41      3,902    184,148
State and municipal obligations     62,138        478      2,174     60,442
Other securities ..............     43,561         75        193     43,443
                                  --------   --------   --------   --------
Total .........................   $319,125   $    649   $  6,493   $313,281
                                  ========   ========   ========   ========

Held to Maturity:
State and municipal obligations        675         12       --          687
                                  --------   --------   --------   --------
Total .........................   $    675   $     12   $   --     $    687
                                  ========   ========   ========   ========

                                              December 31, 1998
                                               Gross     Gross
                                 Amortized  unrealized unrealized Approximate
                                    cost       gains     losses   fair value
                                                 (in thousands)
Available for Sale:
U.S. treasury securities ......   $  7,358   $    110   $   --     $  7,468
Federal agency obligations ....     19,251        126          1     19,376
Mortgage backed securities ....    199,685      1,339        650    200,374
State and municipal obligations     46,730      2,120        112     48,738
Other securities ..............     25,417          1          8     25,410
                                  --------   --------   --------   --------
Total .........................   $298,441   $  3,696   $    771   $301,366
                                  ========   ========   ========   ========

Held to Maturity:
State and municipal obligations        677         22       --          699
                                  --------   --------   --------   --------
Total .........................   $    677   $     22   $   --     $    699
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

Note 5:
     Subsequent to SFAS No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 to have a significant impact on the earnings or financial position of the Company. However, the impact of adopting SFAS No. 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

Note 6:
     On June 29, 1999, the Company announced that it had entered into a merger agreement with Hudson United Bancorp. ("Hudson"), pursuant to which it would be acquired by that institution. Consummation of the merger is conditional upon required regulatory and shareholder approvals. Under terms of the pending merger, each share of the Company's common stock would be converted into .95 of a share of Hudson's common stock.

     On August 14, 1998, the Company completed a merger with Pioneer Mortgage, Inc. ("Pioneer") accounted for as a pooling of interests, which accordingly required restatement of financial statements. The changes reflecting such restatement were not material. Pioneer was a mortgage company which operates within the Company's southern New Jersey market with seven mortgage loan originators.

     On July 31, 1998, the Company completed a merger with Regent Bancshares Corp. and Regent National Bank ("Regent") accounted for as a pooling of interests, which accordingly required restatement of financial statements. Under terms of the merger, each share of common stock was as of that date converted to
 .505 shares of the Company's common stock, resulting in the issuance of 1,721,960 shares of the Company's common stock. Each option to acquire Regent common stock would be converted into an option to acquire .505 of a share of the Company's common stock, which would result in the issuance of up to 184,830 shares of the Company's common stock if all outstanding Regent options are converted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters discussed in this Form 10Q that are forward looking statements relate to future events or the future financial performance of JeffBanks, Inc. (the "Company") and are based on current management expectations that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology including "may," "believe," will," "expect," "anticipate," "estimate," "continue," or similar words . These statements are only predictions and actual events or performance may differ materially from the events or performance expressed in any of these forward-looking statements. The Company undertakes no obligations to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

Net income. Net income for the Company amounted to $8.1 million for the six months ended June 30, 1999 as compared to $3.6 million for the six months ended June 30, 1998, an increase of approximately 125%. The principal factors reflected in the increase are discussed in form 10k for 1998 and reflected the restatement of financial information for the Regent acquisition. Restatement was required by pooling of interests accounting treatment.

Net Interest Income and Average Balances. Net interest income was $31.4 million for the first six months of 1999, compared to $29.1 million for the first six months of 1998, an increase of $2.3 million or 8%. Yields on interest earning assets, on a tax equivalent basis, decreased to 8.13% for the first six months of 1999 from 8.34% in the prior year period, a difference of .21 %. The decrease reflected lower loan and investment yields, as a result of the impact of the
 .75% reduction in the prime rate during the fourth quarter of 1998 and other decreases in market rates. The cost of interest bearing liabilities decreased to 4.64% for the first six months of 1999 from 4.91% in the prior year period, a difference of .27%. The net interest margin on the Company's interest earning assets increased to 4.24% in 1999 as compared to 4.13% in the comparable prior year period, a difference of .11%. That increase reflected disproportionate growth in average non-interest earning demand deposits.
     Average balances for non-interest bearing demand deposits increased to $201.4 million in 1999 compared to $156.8 million in 1998, an increase of $44.6 million or 28%. Average balances for savings, money market and interest checking increased to $452.4 million in 1999 compared to $442.5 million in the comparable 1998 period, an increase of $9.9 million or 2%.
     In the first six months of 1999, average interest earning assets totaled $1.600 billion, an increase of $145 million or 10% over the 1998 comparable period. Reflected in that net increase was a $239.1 million or 23% increase in average loans to $1.278 billion. The increase reflects the full period effect of loans totaling $99.2 million made to an employee stock ownership plan in the second and third quarters of 1998. The loans were made to reduce the Company's exposure to lower interest rate environments.

Non-Interest Income. Total non-interest income for the first six months of 1999 was $8.1 million compared to $7.4 million for the first six months of 1998, an increase of $700,000 or 9%. Service fees on deposit accounts increased to $2.1 million for the first six months of 1999, an increase of $365,000 over the comparable prior year period. The increase reflected attempts to collect service charges from existing customers which had been previously waived. Gain on sales of securities increased to $712,000 for the first six months of 1999, an increase of $406,000 over 1998. The majority of the sales in 1999 were municipal securities which were replaced with securities with longer term protection against being called for redemption. Increases in merchant credit card fees were offset by increases in related merchant card expense shown under non-interest expense.

Non-Interest Expense. Total non-interest expense for the first six months of 1999 was $26.2 million, compared to $27.6 million for the comparable prior year period, a decrease of $1.4 million or 5%. Salaries and employee benefits amounted to $12.4 million in the first six months of 1999 compared to $12.7 million for the first six months of 1998, a decrease of $300,000 or 2%. The decrease between the periods reflected the savings resulting from the consolidation of Regent.

     Depreciation expense increased to $1.4 million for the first six months of 1999, an increase of $179,000 or 14% from the comparable 1998 period. The increase reflected the implementation of a new check imaging system to eliminate the mailing of cancelled checks to customers and increase the efficiency of backroom operations.

     Data processing expense increased to $694,000 in 1999, an increase of $92,000 or 15% over the prior year. The increase reflected increases in transaction volume and additional support for the check imaging system.

     Legal expense decreased to $519,000 for the first six months of 1999, a decrease of $602,000 or 54% from the prior year. Legal expense in 1998 reflected approximately $500,000 incurred by Regent including legal fees relating to litigation to resolve various loans.

     Advertising expense decreased to $571,000 for the first six months of 1999, a decrease of $212,000 or 27% from the prior year. Expenditures in 1998 were increased to promote various bank services and locations to reach customers who might be displaced as a result of in-market bank mergers, and to pursue other strategies. Expenditures were reduced after the mergers were completed.

     Amortization of intangibles increased to $659,000 for the first six months of 1999, an increase of $226,000 or 34% from the prior year. The increase reflected anticipated prepayments on the mortgage servicing portfolio.

     Merchant card expense increases in 1999 as compared to 1998 were significantly offset by increases in related merchant credit card deposit fees shown under non-interest income, as a result of relatively modest margins between fee income and expense, characteristic of that industry. However, the Company derives additional benefit from related deposit balances.

     Income Taxes. The effective tax rate of 21% for the first six months of 1999 reflected the tax exempt status of one half of the interest on $99.2 million of ESOP loans and substantially all of the interest on state and municipal obligations.

Liquidity and Capital Resources.
  The major  sources of funding  for the  Company's  investing  activities  have historically been cash inflows resulting from increases in deposits. Such increases have been utilized primarily to fund net increases in loans. FHLB advances have also been utilized as an alternative funding source, when relative interest costs were less than those for deposits. Funds not needed for operations are invested primarily in daily federal funds sold and securities.
     Net increases in loans were $127.7 million for the first six months of 1999 as compared to net increases of $133.7 million for the comparable 1998 period. Cash outflows required for mortgage loans originated for sale amounted to $107.1 million for the first six months of 1999 compared to $102.9 million for the first six months of 1998. The decrease in comprehensive income for the first six months of 1999 resulted from increases in market interest rates which resulted in decreases in the market value of investment securities. The majority of $146.9 million of 1998 securities sales resulted from the then current Regent management's efforts to restructure substantially all of its securities portfolio. Rationales for the restructuring reflected regulatory input and requirements. After the Company acquired Regent, the regulatory rationale was largely eliminated, as was additional securities restructuring. The Company and its subsidiaries have maintained their status as "well capitalized" under applicable regulatory guidelines. The following table sets forth the regulatory capital ratios of the Company and its wholly-owned banking subsidiaries, Jefferson Bank (Jefferson PA) and Jefferson Bank of New Jersey (Jefferson NJ) at June 30, 1999.

                                       Tier 1 Capital to       Tier 1 Capital to       Total Capital to
                                            Average              Risk-Weighted           Risk-Weighted
                                          Assets Ratio            Assets Ratio            Assets Ratio
                                      June 30,   December 31,  June 30,  December 31, June 30,  December 31,
                                        1999        1998        1999        1998        1999        1998
Entity:
JBI ..........................          9.16%       9.11%      10.74%      11.86%      13.54%      15.24%
Jefferson PA .................          7.66%       7.53%       9.35%       9.70%      12.30%      13.03%
Jefferson NJ .................          6.36%       6.58%       9.52%       9.30%      13.46%      13.21%
"Well capitalized" institution
    (under FDIC Regulations) .          5.00%       5.00%       6.00%       6.00%      10.00%      10.00%

Asset and Liability Management.
     The following table summarizes estimated repricing intervals for interest earning assets and interest bearing liabilities as of June 30, 1999 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. The following table reflects prepayment and repricing estimates which may be modified significantly by management and independent advisors.

                                            Within       Four to
                                            Three        Twelve    One to Two   Three to Five  Over Five
                                            Months       Months       Years         Years        Years
                                                               (dollars in thousands)
Interest earning assets:
   Investment securities:
     Federal funds sold ...............   $  79,100
     Available for sale:
      Taxable investment securities ...      28,506    $  33,234    $ 36,084     $  85,096     $  69,919
      Non-taxable investment securities         250          115         --           --          60,077
     Held to maturity:
      Non-taxable investment securities        --            255         --            195           225
   Mortgages held for sale ............      19,951         --           --           --            --
   Loans net of unearned discount .....     387,814      353,204      148,273      284,669       164,989
                                          ---------    ---------    ---------    ---------     ---------
Total interest earning assets .........     515,621      386,808      184,357      369,960       295,210
                                          ---------    ---------    ---------    ---------     ---------


Interest bearing liabilities:
   Savings and money market deposits ..      65,039         --        146,155      280,813          --
   Time deposits ......................     268,131      371,083       20,613        8,914           699
   Securities sold under repurchase
      agreements ......................      57,064         --           --           --            --
   FHLB advances ......................     202,175         --           --           --            --
   Subordinated notes and debentures ..        --           --           --          9,000        22,920
   Preferred securities ...............        --           --           --           --          25,300
                                          ---------    ---------    ---------    ---------     ---------
Total interest bearing liabilities ....     592,409      371,083      166,768      298,727        48,919
                                          ---------    ---------    ---------    ---------     ---------
Gap ...................................   $ (76,788)   $  15,725    $  17,589    $  71,233     $ 246,291
                                          =========    =========    =========    =========     =========
Cumulative gap ........................   $ (76,788)   $ (61,063)   $ (43,474)   $  27,759     $ 274,050
                                          =========    =========    =========    =========     =========
Gap to assets ratio ...................          -4%          1%           1%           4%            13%
Cumulative gap to assets ratio ........          -4%         -3%          -2%           1%            15%


Loan Portfolio.
     The following table summarizes the loan portfolio of the Company by loan category and amount at June 30, 1999 and corresponds to appropriate regulatory definitions. Loans with a principal amount in excess of 2% of the Company's equity capital are generally considered to be large loans. By this standard, large loans were those exceeding $2.6 million at June 30, 1999. Large loans as a percentage of total loans at that date were 17%.

                                                                 Book Value
                                                               (in thousands)
Loans secured by real estate:
     Construction and land development .......................   $  103,612
     Secured by 1-4 family residential properties ............      222,393
     Secured by multifamily (5 or more) residential properties       57,236
     Secured by non-farm non-residential properties ..........      333,042

Commercial and industrial loans:
     To U.S. addresses (domicile) ............................      236,539

Loans to individuals for household, family and other personal expenditures (consumer):
     Credit cards and related plans ..........................       22,312
     Other (primarily indirect automobile loans)..............      351,641
Tax exempt industrial development obligations ................        3,134
All other loans ..............................................        3,686
Lease financing receivables, net of unearned income ..........       25,305
                                                                 ----------
     Total ...................................................   $1,358,900
                                                                 ==========

Non-Performing Loans. The following table presents the principal amounts of non accrual and renegotiated loans (1) at June 30, 1999 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest. At June 30, 1999 the ratio of the allowance for credit losses to total loans amounted to .90%. On an annualized basis, the ratio of net charge-offs to average loans was .50% for the six month period ended June 30, 1999

                                                         June 30,                            December 31,
                                                   -------------------    ---------------------------------------------------
                                                      1999       1998       1998       1997       1996      1995       1994
                                                                            (dollars in thousands)
Loans accounted for on a non-accrual basis ......   $10,469    $11,250    $12,369    $ 9,857    $15,106    $16,695    $13,925
Loans renegotiated to provide a reduction or
    deferral of interest or principal ...........      --         --         --         --         --         --        1,367
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing loans (1) ..................    10,469     11,250     12,369      9,857     15,106     16,695     15,292
                                                    -------    -------    -------    -------    -------    -------    -------
Other real estate owned .........................     2,343      1,987      3,114      2,265      4,237      4,260      6,093
Non-performing insurance premium
 financing receivables ..........................      --         --         --         --         --        4,778       --
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing assets (1) .................   $12,812    $13,237    $15,483    $12,122    $19,343    $25,733    $21,385
                                                    =======    =======    =======    =======    =======    =======    =======
Non-performing loans/total loans (1) ............      0.77%      0.99%      1.01%      0.98%      1.65%      1.86%      2.13%
Non-performing assets/total loans and
    non-performing assets (1) ...................      0.94%      1.16%      1.26%      1.20%      2.11%      2.85%      2.95%
Loans past due 90 days or more as to interest
    or principal payments still accruing interest
    and not included in non-accrual loans .......   $ 6,293    $ 6,556    $ 7,107    $ 5,460    $ 5,455    $ 7,992    $ 6,584
                                                    =======    =======    =======    =======    =======    =======    =======


     Non-accrual loans(1) decreased to $10.5 million at June 30, 1999 compared to $12.4 million at December 31, 1998. The decrease reflected approximately $1.2 million of additions, $529,000 of charge-offs, $1.6 million of payments, $875,000 of transfers to other real estate and $123,000 of returns to accrual status.

     Other real estate owned amounted to $2.3 million at June 30, 1999 compared to $3.1 million at December 31, 1998. Activity in the six months ended June 30, 1999 reflected $1.0 million of additions, sales and other receipts of $1.7 million and $79,000 of charge-offs.

     Interest on Non-Accrual Loans(1). If interest on non-accrual loans had been accrued, such income would have been $409,000 and $440,000, respectively for the first six months of 1999 and 1998.

     Provision for Credit Losses. The provision for credit losses for the first six months of 1999 was $3.0 million compared to $3.5 million in the first six months of 1998. The 1998 provision reflected a $1.5 million increase relating to the Regent loan portfolio to increase the reserve to levels determined by an analysis applying estimated loss ratios to the various loan categories.
-----------------------------------------
(1)  Excluding loans past due 90 days or more still accruing interest.

Summary of Credit Loss Experience. The following table summarizes the credit loss experience of JBI for the periods shown.

                                                      June 30,                            December 31,
                                                ------------------    ---------------------------------------------------
                                                  1999       1998       1998       1997       1996       1995       1994
                                                                         (dollars in thousands)
Balance in the allowance for credit losses at
    beginning of period .....................   $12,407    $14,136    $14,136    $16,794    $21,492    $10,700    $ 8,189
                                                -------    -------    -------    -------    -------    -------    -------

Loans charged-off:
    Commercial ..............................       152        439        908      2,254      2,510      2,817      1,336
    Construction ............................      --          213        213       --          473       --          190
    Real estate mortgage ....................       631      1,828      2,944      4,254      4,724      1,716      2,123
    Credit card .............................     1,486        954      2,714        835        160         16       --
    IPF .....................................      --         --         --         --        8,967       --         --
    Installment and lease financing .........     1,606        858      2,059      1,362        522        435        272
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................     3,875      4,292      8,838      8,705     17,356      4,984      3,921
                                                -------    -------    -------    -------    -------    -------    -------

Recoveries:
    Commercial ..............................        54        296        403        216        109        266        393
    Construction ............................      --         --         --         --         --         --         --
    Real estate mortgage ....................       396        236        337      1,276        901        439        196
    Credit card .............................        28         29         49          9       --         --         --
    IPF .....................................      --         --           47        757      1,482       --         --
    Installment and lease financing .........       208        133        310         89         51         59         28
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................       686        694      1,146      2,347      2,543        764        617
                                                -------    -------    -------    -------    -------    -------    -------
Net charge-offs .............................     3,189      3,598      7,692      6,358     14,813      4,220      3,304
Acquisitions ................................      --         --         --         --         --        6,121      3,098
Provision charged to operations .............     2,985      3,513      5,963      3,700     10,115      8,891      2,717
                                                -------    -------    -------    -------    -------    -------    -------
Balance in allowance for credit losses at end
    of period ...............................   $12,203    $14,051    $12,407    $14,136    $16,794    $21,492    $10,700
                                                =======    =======    =======    =======    =======    =======    =======
Net charge-offs/average loans ...............      0.50%      0.69%      0.71%      0.67%      1.63%      0.53%      0.51%


     Increased   installment  and  lease  financing  charge-offs  reflected  the significant growth in consumer installment loans.

Year 2000. As a control over the potential disruption which might result from year 2000 ("Y2K") computer malfunctions or failure of computer chips utilized in equipment, management is in process of rectifying non-compliant software and hardware systems throughout the institution. The bank's loan and deposit applications are serviced by Fiserv, a publicly held corporation which specializes in providing data processing services to financial institutions. Management is monitoring that company's execution of its plan to bring remaining applications into compliance. Fiserv's compliance is further under review by a third party firm and is scheduled for additional examinations through 1999.Management believes that Fiserv is on schedule, based upon infromation from that company. Management does not expect that the costs of bringing the Company's systems into Y2K compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company has been actively involved in Y2K issues. The Company has assessed its state of readiness by evaluating its information technology ("IT") and non-IT systems. The IT systems consist of data processing services owned by service providers, an administrative network, various networked computers and equipment. Service providers have developed a project time line to meet all deadlines as prescribed by the FDIC. They have provided updates on their progress in meeting those goals which document that they are meeting the FDIC guidelines. The administrative network is in the process of being fully tested. All non-compliant equipment and software has been updated or replaced to achieve Y2K compliance. The Company has made the following determinations in regard to Y2K issues relating to third parties. The Federal Reserve Bank and other regulatory agencies, both federal and state, all purport to be in compliance or on schedule with Y2K issues. Vendors are substantially fungible and alternative sources for any with Y2K problems can be utilized. For depositors the Company has provided public forums to discuss Y2K issues, however, the Company does not anticipate any significant Y2K issues with its deposit base. With regard to borrowers, each loan made since June 1, 1998 has been evaluated as to its Y2K issues. Loan officers are in the process of determining any special exposures. Based upon its knowledge of its portfolio, no significant special exposures are known. The Company's allowance for credit losses will reflect any potential Y2K related losses. The Company replaced hardware and software through prior expenditures and did not accelerate any replacement periods. All labor costs were incurred using existing staff. Outside vendors are being utilized during the testing phase of the Company's plan. Incremental costs for 1999 are not currently anticipated to exceed $200,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK Refer to 10-K.

Part II. Other Information

Item 6.  Reports  on Form 8-K
1. Form 8-K filed July 29, 1999 Item (5) Other events: Second quarter 1999 earnings release.

SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 JEFFBANKS, INC.
                                  (Registrant)

Dated: August 11, 1999      By /s/ Betsy Cohen
                              -------------------------
                              Betsy Cohen
                              Chairperson of the Board
                              (Chief Executive Officer)

Dated: August 11, 1999      By /s/ Martin F. Egan
                              ------------------------------------------
                              Martin F. Egan
                              Vice President & Controller