Form 10-Q
period 1999-09-30
JEFFBANKS INC
filed 1999-11-15
CIK 904101

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
   (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended ......... September 30, 1999

                                       or

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from .......... to ..........
             Commission file number .........................0-22850

                                 JeffBanks, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                  23-2189480
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

1845 Walnut Street, Philadelphia, PA                     19103
(Address of principal executive offices)              (Zip Code)


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
                                   Yes X No

Number of Shares of Common Stock Outstanding at September 30, 1999:  10,689,409

                                           JeffBanks, Inc.
                                      Consolidated Balance Sheet
                                             UNAUDITED


                                                                    September 30,   December 31,
                                                                        1999            1998
                                                                           (in thousands)
Assets:
Cash and cash equivalents:
     Cash and due from banks .....................................   $    44,814    $    54,599
     Federal funds sold ..........................................        33,500              0
                                                                     -----------    -----------
                                                                          78,314         54,599

Investment securities available for sale .........................       294,752        301,366
Investment securities held to maturity ...........................           673            677
Mortgages held for sale ..........................................        24,135         14,600
Loans, net .......................................................     1,369,487      1,202,932
Premises and equipment, net ......................................        23,917         24,085
Accrued interest receivable ......................................        18,024         15,929
Other real estate owned ..........................................         1,204          3,114
Goodwill .........................................................         3,776          4,059
Other assets .....................................................        22,283         15,745
                                                                     ===========    ===========
     Total assets ................................................   $ 1,836,565    $ 1,637,106
                                                                     ===========    ===========

Liabilities and shareholders' equity:

Deposits:
     Demand (non-interest bearing) ...............................   $   238,626    $   207,881
     Savings and money market ....................................       503,756        465,984
     Time deposits ...............................................       467,905        477,057
     Time deposits, $100,000 and over ............................       164,723        125,358
                                                                     -----------    -----------
                                                                       1,375,010      1,276,280

Securities sold under repurchase agreements ......................        54,139         39,635
Federal funds purchased ..........................................        40,000
FHLB advances ....................................................       158,825        109,182
Subordinated notes and debentures ................................        31,920         32,000
Trust preferred securities .......................................        25,300         25,300
Accrued interest payable .........................................        14,198         15,444
Other liabilities ................................................         3,342          7,587
                                                                     -----------    -----------
     Total liabilities ...........................................     1,702,734      1,505,428
                                                                     -----------    -----------

Shareholders' equity:
     Common Stock - authorized, 20,000,000 shares of $1 par value;
       issued and outstanding 10,689,409 and 10,486,620 shares,
       respectively ..............................................        10,689         10,487
     Additional paid-in capital ..................................        99,636         97,308
     Retained earnings ...........................................        29,531         21,933
     Accumulated other comprehensive (loss) income ...............        (6,025)         1,950
                                                                     -----------    -----------
     Total shareholders' equity ..................................       133,831        131,678
                                                                     ===========    ===========
     Total liabilities and shareholders' equity ..................   $ 1,836,565    $ 1,637,106
                                                                     ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                                JeffBanks, Inc.
                        Consolidated Statements of Income
                                    UNAUDITED

                                                        Nine Months           Three Months
                                                    Ended September 30,    Ended September 30,
                                                     1999        1998        1999       1998
                                                      (in thousands, except per share data)
Interest income:
     Loans including fees ......................   $ 81,499    $ 73,891   $ 28,683    $ 26,736
     Investment securities .....................     13,984      16,409      4,889       5,185
     Federal funds sold ........................        887       2,165        343         855
                                                   --------    --------   --------    --------
                                                     96,370      92,465     33,915      32,776
                                                   --------    --------   --------    --------
Interest expense:
     Time deposits, $100,000 and over ..........      5,437       4,860      2,130       1,854
     Other deposits ............................     30,316      30,867     10,410      12,041
     FHLB advances .............................      6,243       5,893      2,129       1,224
     Subordinated notes and debentures .........      2,147       2,310        716         770
     Trust preferred securities ................      1,755       1,755        585         585
     Securities sold under repurchase agreements      1,720       1,837        561         495
                                                   --------    --------   --------    --------
                                                     47,618      47,522     16,531      16,969
                                                   --------    --------   --------    --------

         Net interest income ...................     48,752      44,943     17,384      15,807

Provision for credit losses ....................      4,590       4,653      1,605       1,140
                                                   --------    --------   --------    --------

         Net interest income after provision
          for credit losses ....................     44,162      40,290     15,779      14,667
                                                   --------    --------   --------    --------

Non-interest income:
     Service fees on deposit accounts ..........      3,202       2,609      1,140         912
     Gain on sales of residential mortgages and
       capitalized mortgage servicing rights ...      1,946       2,360        371         671
     Gain on sale of mortgage servicing ........                    625
     Gain on sales of investment securities ....        712         569                    262
     Mortgage servicing fees ...................        893         891        299         309
     Merchant credit card deposit fees .........      2,486       1,660        916         598
     Credit card fee income ....................        408         442        121         131
     Other .....................................      1,874       1,670        590         568
                                                   --------    --------   --------    --------
                                                     11,521      10,826      3,437       3,451
                                                   --------    --------   --------    --------

Non-interest expense:
     Salaries and employee benefits ............     18,825      18,343      6,414       5,677
     Occupancy expense .........................      3,457       3,537      1,199       1,315
     Depreciation ..............................      2,179       1,826        764         590
     FDIC expense ..............................        107         101         36          33
     Data processing expense ...................      1,096         926        402         324
     Legal .....................................        955       1,633        436         512
     Stationery, printing and supplies .........        877         943        287         344
     Shares tax ................................        847         797        287         214
     Advertising ...............................        984       1,040        413         257
     Other real estate owned maintenance expense        161         307         31         278
     Loss on sale and write-downs of other
      real estate owned ........................          9          51          4          22
     Amortization of intangibles ...............        992         731        333         298
     Credit card origination expense ...........        411         661        135         236
     Credit card processing expense ............        546         643         94         218
     Merchant card expense .....................      2,206       1,318        807         484
     Other .....................................      6,381       8,037      2,207       2,528
                                                   --------    --------   --------    --------
                                                     40,033      40,894     13,849      13,330
                                                   --------    --------   --------    --------

Income before income taxes .....................     15,650      10,222      5,367       4,788
Income taxes ...................................      3,309       2,909      1,157       1,110
                                                   --------    --------   --------    --------

         Net income ............................   $ 12,341    $  7,313   $  4,210    $  3,678
                                                   ========    ========   ========    ========
Per share data:
Average number of common shares (basic) ........     10,568      10,273     10,636      10,342
Average number of common shares (diluted) ......     11,071      11,051     11,223      11,077
Net income per common share (basic) ............   $   1.17    $   0.71   $   0.40   $   0.36
Net income per common share (diluted) ..........   $   1.12    $   0.66   $   0.38   $   0.33

 The accompanying notes are an integral part of these financial statements.

                                                      JeffBanks, Inc.

                                 Consolidated Statement of Changes in Shareholders' Equity
                                                         UNAUDITED
                                                                              Accumulated
                                                                                 other
                                            Common   Additional     Retained comprehensive Comprehensive
                                            Stock  paid-in-capital  earnings     income       income        Total
                                                                      (in thousands)
Balance at December 31, 1998 ..........   $  10,487   $  97,308   $  21,933    $   1,950                 $ 131,678
Net income ............................        --          --        12,341         --      $  12,341       12,341
Issuance of common stock for
 dividend reinvestment plan ...........          12         285        --           --           --            297
Warrants exercised ....................         190       2,043        --           --           --          2,233
Cash dividends on common stock ........        --          --        (4,743)        --           --         (4,743)
Other comprehensive loss, net of
 reclassification adjustments and taxes        --          --          --         (7,975)      (7,975)      (7,975)
                                          ---------   ---------   ---------    ---------    ---------    ---------
Comprehensive income ..................        --          --          --           --      $   4,366         --
                                                                                            =========
Balance at September 30, 1999 .........   $  10,689   $  99,636   $  29,531    $  (6,025)                $ 133,831
                                          =========   =========   =========    =========                 =========


Disclosure of reclassification amount:
Unrealized holding losses arising during period ..................   $(7,512)
Less: reclassification adjustment for gains included in net income       463
                                                                     -------
Net unrealized losses on securities ..............................   $(7,975)
                                                                     =======

   The accompanying notes are an integral part of these financial statements.

                                 JeffBanks, Inc.

            Consolidated Statement of Changes in Shareholders' Equity
                                    UNAUDITED

                                                                                           Accumulated
                                                                                             other
                                                       Common    Additional     Retained  comprehensive Comprehensive
                                                        Stock  paid-in-capital  earnings     income       income     Total
                                                                                (in thousands)
Balance at December 31, 1997 ......................   $   6,094   $  95,150    $  19,308   $   1,254                $ 121,806
Net income ........................................        --          --          7,313         --     $   7,313       7,313
Issuance of common stock for
 dividend reinvestment plan .......................           4         165         --           --          --           169
Warrants exercised ................................         126       1,641         --           --          --         1,767
Cash dividends on common stock ....................        --          --         (3,098)        --          --        (3,098)
Stock split .......................................       4,147                   (4,147)        --          --          --
Other comprehensive income, net of
  of reclassification adjustments and taxes                --          --           --          1,714       1,714       1,714
                                                                                                        ---------
Comprehensive income ..............................        --          --           --           --     $   9,027
                                                      ---------   ---------    ---------    ---------   =========   ---------
Balance at September 30, 1998 .....................   $  10,371   $  96,956    $  19,376    $   2,968               $ 129,671
                                                      =========   =========    =========    =========               =========

Disclosure of reclassification amount:
Unrealized holding gains arising during period ...................   $ 2,028
Less: reclassification adjustment for gains included in net income      (314)
                                                                     -------
Net unrealized gains on securities ...............................   $ 1,714
                                                                     =======

   The accompanying notes are an integral part of these financial statements.

                                              JeffBanks, Inc.

                                   Consolidated Statements of Cash Flows
                                                 UNAUDITED

                                                                        Nine Months Ended September 30,
                                                                              1999         1998
                                                                                (in thousands)
Operating activities:
     Net income .........................................................   $  12,341    $   7,313
     Adjustments to reconcile net income to cash provided by
        operating activities:
     Depreciation and amortization ......................................       4,024        2,895
     Provision for credit losses ........................................       4,590        4,653
     Gain on sales of investment securities .............................        (712)        (569)
     Mortgage loans originated for sale .................................    (143,832)    (137,554)
     Mortgage loan sales ................................................     134,297      137,535
     Increase in interest receivable ....................................      (2,095)      (4,249)
     Decrease in interest payable .......................................      (1,246)        (486)
     (Increase) decrease in other assets ................................      (2,953)       2,327
     (Decrease) increase in other liabilities ...........................      (3,445)         908
                                                                            ---------    ---------
        Net cash provided by operating activities .......................         969       12,773
                                                                            ---------    ---------

Investing activities:
     Proceeds from sales of investment securities available for sale ....      19,271      149,784
     Proceeds from maturities of investment securities available for sale      56,633       73,568
     Purchase of investment securities available for sale ...............     (81,696)    (179,148)
     Proceeds from sales of other real estate owned .....................       3,457        1,368
     Net increase in loans ..............................................    (172,692)    (190,475)
     Purchase of premises and equipment .................................      (2,011)      (5,579)
                                                                            ---------    ---------
        Net cash used in investing activities ...........................    (177,038)    (150,482)
                                                                            ---------    ---------

Financing activities:
     Net increase in deposits ...........................................      97,930      190,144
     Net increase (decrease) in repurchase agreements ...................      14,504      (29,334)
     Net proceeds from issuance of common stock .........................       2,530        1,936
     Net increase in federal funds purchased ............................      40,000         --
     Net increase (decrease) in FHLB advances ...........................      49,643      (14,325)
     Net decrease in subordinated notes and debentures ..................         (80)      (2,750)
     Dividends paid on common stock .....................................      (4,743)      (3,098)
                                                                            ---------    ---------
        Net cash provided by financing activities .......................     199,784      142,573
                                                                            ---------    ---------

Net increase in cash and cash equivalents ...............................      23,715        4,864
Cash and cash equivalents at beginning of year ..........................      54,599      147,837
                                                                            =========    =========
Cash and cash equivalents at end of period ..............................   $  78,314    $ 152,701
                                                                            =========    =========

   The accompanying notes are an integral part of these financial statements.

Note 1 - Allowance for Credit Losses:
                                 Nine months ended September 30,
                                     1999        1998
                                      (in thousands)
Balance, beginning of period ..   $ 12,407    $ 14,136
Provision charged to operations      4,590       4,653
Loans charged off .............     (7,158)     (5,792)
Recoveries ....................      1,238         893
                                  ========    ========
Balance, end of period ........   $ 11,077    $ 13,890
                                  ========    ========

     The balances of impaired loans were $9,856,000 and $13,320,000 respectively, at September 30, 1999 and 1998. The allowance for credit losses associated with impaired loans was $2,472,000 and $3,134,000 respectively, at those dates. Total cash collected on impaired loans during the first six months of 1999 and 1998, respectively, was $1,970,000 and $2,259,000 all of which was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during those respective periods was $585,000 and $700,000. No related interest income was recognized during the period.

Note 2 - Investment Securities:
     The carrying value and fair value of investment securities were as follows:

                                             September 30, 1999
                                               Gross     Gross
                                  Amortized  unrealized unrealized
                                     cost      gains     losses    Fair value
                                                (in thousands)
Available for Sale:
U.S. treasury securities ......   $  1,829   $     13   $   --     $  1,842
Federal agency obligations ....     19,048         16        316     18,748
Mortgage backed securities ....    177,929         21      4,701    173,249
State and municipal obligations     61,971        149      3,824     58,296
Other securities ..............     43,343         24        750     42,617
                                  --------   --------   --------   --------
Total .........................   $304,120   $    223   $  9,591   $294,752
                                  ========   ========   ========   ========

Held to Maturity:
State and municipal obligations        673         10       --          683
                                  --------   --------   --------   --------
Total .........................   $    673   $     10   $   --     $    683
                                  ========   ========   ========   ========


                                              December 31, 1998
                                               Gross     Gross
                                 Amortized  unrealized unrealized
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

Note 5:
     Subsequent to Statement of Financial Accounting Standards ("SFAS") No. 133, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on the earnings or financial position of the Company. However, the impact of adopting SFAS No. 133 will depend on the nature and purpose of the derivative instruments in use by the Company at that time.

Note 6:
     On June 29, 1999, the Company announced that it had entered into a merger agreement with Hudson United Bancorp. ("Hudson"), pursuant to which it would be acquired by that institution. Consummation of the merger is conditional upon required regulatory and shareholder approvals. Under terms of the pending merger, each share of the Company's common stock would be converted into .95 of a share of Hudson's common stock. On September 15, 1999, Hudson entered into a merger agreement with Dime Bancorp, Inc.. Each share of Hudson common stock is to become one share of the common stock of the successor institution (to be called Dime United Bancorp) and each share of Dime common stock is to become
0.585 shares of Dime United common stock.

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

Results of Operations

Net income. Net income for the Company amounted to $12.3 million for the nine months ended September 30, 1999 as compared to $7.3 million for the nine months ended September 30, 1998, a increase of approximately 68%. The 1998 period reflected the restatement of financial information for the Regent Bancshares, Inc. ("Regent") acquisition and expenses related to that acquisition as discussed in the Company's Annual Report on form 10K for 1998. Restatement was required by pooling of interests accounting treatment.

     Net Interest Income and Average Balances. Net interest income was $48.8 million for the first nine months of 1999, compared to $44.9 million for the first nine months of 1998, an increase of $3.9 million or 9%. Yields on interest earning assets, on a tax equivalent basis, decreased to 8.15% for the first nine months of 1999 from 8.30% in the prior year period, a difference of .15%. The decrease reflected lower loan and investment yields, as a result of the impact of the .75% reduction in the prime rate during the fourth quarter of 1998 and other decreases in market rates. The cost of interest bearing liabilities decreased to 4.65% for the first nine months of 1999 from 4.92% in the prior year period, a difference of .27%. In addition to that decrease in cost of funds, the overall cost of funds was reduced as a result of disproportionate growth in average non-interest bearing demand deposit balances. Thus the net interest margin on the Company's interest earning assets increased to 4.27% in 1999 as compared to 4.11% in the comparable prior year period, a difference of
 .16%.

Average balances for non-interest bearing demand deposits increased to $211.4 million in 1999 compared to $160.8 million in 1998, an increase of $50.6 million or 31%. Average balances for savings, money market and interest checking decreased to $467.1 million in 1999 compared to $467.9 million in the comparable 1998 period, a decrease of $800,000.
In the first six months of 1999, average interest earning assets totaled $1.6 billion, an increase of $119 million or 8% over the 1998 comparable period. Reflected in that net increase was a $227 million or 21% increase in average loans to $1.3 billion.

Non-Interest Income. Total non-interest income for the first nine months of 1999 was $11.5 million compared to $10.8 million for the first nine months of 1998, an increase of $700,000 or 6%. Service fees on deposit accounts increased to $3.2 million for the first nine months of 1999, an increase of $593,000 or 23% over the comparable prior year period. The increase reflected attempts to collect service charges from existing customers which previously had been waived. Gain on sales of securities increased to $712,000 for the first nine months of 1999, an increase of $143,000 over 1998. The majority of the sales in 1999 were municipal securities which were replaced with securities with longer term protection against being called for redemption. Increases in merchant credit card fees were offset by increases in related merchant card expense shown under non-interest expense.

     Non-Interest Expense. Non-interest expense totaled $40.0 million for the first nine months of 1999 compared to $40.9 million for the first nine months of 1998 a decrease of $900,000 or 2%. Salaries and employee benefits amounted to $18.8 million in the first nine months of 1999 compared to $18.3 million for the first nine months of 1998, an increase of $482,000 or 3%. Reflected in the increase were $298,000 and $290,000, respectively attributable to expansion of the consumer and commercial loan departments, and $222,000 resulting from an increase related to the internal computer network and information systems department. The 1999 also reflects savings resulting from the Regent acquisition.

     Depreciation expense increased to $2.2 million for the first nine months of 1999, an increase of $353,000 or 19% from the comparable 1998 period. The increase reflected the implementation of a new check imaging system to eliminate the mailing of cancelled checks to customers and increase the efficiency of backroom operations.

     Data processing expense increased to $1.1 million in 1999, an increase of $170,000 or 18% over the prior year. The increase reflected increases in transaction volume and additional support for the check imaging system.

     Legal expense decreased to $955,000 for the first nine months of 1999, a decrease of $678,000 or 42% from the prior year. Legal expense in 1998 included approximately $500,000 incurred by Regent including legal fees relating to litigation to resolve various loans.

     Amortization of intangibles increased to $992,000 for the first nine months of 1999, an increase of $261,000 or 36% from the prior year. The increase reflected anticipated prepayments on the mortgage servicing portfolio.

     Credit  card  origination   expense  and  credit  card  processing  expense
decreased in 1999 as compared to prior periods. Such decreases reflected significantly reduced credit card origination efforts.

     Merchant card expense increases in 1999 as compared to 1998 were significantly offset by increases in related merchant credit card deposit fees shown under non-interest income, as a result of relatively modest margins between fee income and expense, characteristic of that industry. However, the Company derives additional benefit from related deposit balances.

     Other expense decreased to $6.4 million in 1999, a decrease of $1.7 million or 21% from the prior year. The principal factors reflected in the decrease are the impact of the restatement resulting from the Regent acquisition as well as expenses related to that acquisition as discussed in Form 10K for 1998.

     Income Taxes. The effective tax rate of 21% for the first nine months of 1999 reflected the tax exempt status of one half of the interest on $99.2 million of ESOP loans and of substantially all of the interest on state and municipal obligations.

Liquidity and Capital Resources.
  The major  sources of funding  for the  Company's  investing  activities  have historically been cash inflows resulting from increases in deposits. Such increases have been utilized primarily to fund net increases in loans. FHLB advances have also been utilized as an alternative funding source, when relative interest costs were less than those for deposits. Funds not needed for operations are invested primarily in daily federal funds sold and securities.
     Net increases in loans were $172.7 million for the first nine months of 1999 as compared to net increases of $190.5 million for the comparable 1998 period. Cash outflows required for mortgage loans originated for sale amounted to $143.8 million for the first nine months of 1999 compared to $137.6 million for the first nine months of 1998. The comprehensive loss for the first nine months of 1999 resulted from increases in market interest rates which resulted in decreases in the market value of investment securities. The majority of $149.8 million of 1998 securities sales resulted from the then current Regent management's efforts to restructure substantially all of its securities portfolio. Rationales fot the restructuring reflected regulatory input and requirements. After the Company acquired Regent, the regulatory rationale was largely eliminated, as was additional securities restructuring.
     The Company and its subsidiaries have maintained their status as "well capitalized" under applicable regulatory guidelines. The following table sets forth the regulatory capital ratios of the Company and its wholly-owned banking subsidiaries, Jefferson Bank (Jefferson PA) and Jefferson Bank of New Jersey (Jefferson NJ) at September 30, 1999.

                                          Tier 1 Capital to            Tier 1 Capital to          Total Capital to
                                               Average                   Risk-Weighted             Risk-Weighted
                                            Assets Ratio                 Assets Ratio               Assets Ratio
                                     September 30,   December 31,  September 30, December 31, September 30,  December 31,
                                         1999           1998          1999          1998         1999           1998
Entity:
JBI ..........................            8.80%         9.11%        10.81%        11.86%        13.47%        15.24%
Jefferson PA .................            7.27%         7.53%         8.85%         9.70%        11.46%        13.03%
Jefferson NJ .................            6.37%         6.58%         8.52%         9.30%        11.83%        13.21%
"Well capitalized" institution
    (under FDIC Regulations) .            5.00%         5.00%         6.00%         6.00%        10.00%        10.00%


Asset and Liability Management.
     The following table summarizes estimated repricing intervals for interest earning assets and interest bearing liabilities as of September 30, 1999 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. The following table reflects prepayment and repricing estimates which may be modified significantly by management and independent advisors.

                                            Within     Four to
                                            Three      Twelve     One to Two  Three to Five   Over Five
                                            Months     Months        Years        Years         Years
                                                            (dollars in thousands)
Interest earning assets:
   Investment securities:
     Federal funds sold ...............   $  33,500
     Available for sale:
      Taxable investment securities ...      27,903   $  28,282    $  31,053     $  78,524    $  70,696
      Non-taxable investment securities        --           115         --            --         58,179
     Held to maturity:
      Non-taxable investment securities        --           253         --             195          225
   Mortgages held for sale ............      24,135        --           --            --           --
   Loans net of unearned discount .....     393,171     349,105      175,387       305,204      157,697
                                          ---------   ---------    ---------     ---------    ---------
Total interest earning assets .........     478,709     377,755      206,440       383,923      286,797
                                          ---------   ---------    ---------     ---------    ---------


Interest bearing liabilities:
   Savings and money market deposits ..      69,383        --        148,320       286,053         --
   Time deposits ......................     144,530     461,030       18,495         7,885          688
   Securities sold under repurchase
      agreements ......................      54,139        --           --            --           --
   Federal funds purchased ............      40,000
   FHLB advances ......................     158,825        --           --            --           --
   Subordinated notes and debentures ..        --          --           --           9,000       22,920
   Preferred securities ...............        --          --           --            --         25,300
                                          ---------   ---------    ---------     ---------    ---------
Total interest bearing liabilities ....     466,877     461,030      166,815       302,938       48,908
                                          ---------   ---------    ---------     ---------    ---------
Gap ...................................   $  11,832   $ (83,275)   $  39,625     $  80,985    $ 237,889
                                          =========   =========    =========     =========    =========
Cumulative gap ........................   $  11,832   $ (71,443)   $ (31,818)    $  49,167    $ 287,056
                                          =========   =========    =========     =========    =========
Gap to assets ratio ...................           *         -5%            2%            4%          13%
Cumulative gap to assets ratio ........           *         -4%          -2%             3%          16%

*Less than 1%.

Loan Portfolio.
     The following table summarizes the loan portfolio of the Company by loan category and amount at September 30, 1999 and corresponds to appropriate regulatory definitions. Loans with a principal amount in excess of 2% of the Company's equity capital are generally considered to be large loans. By this standard, large loans were those exceeding $2.7 million at September 30, 1999. Large loans as a percentage of total loans at that date were 18%.

                                                                 Book Value
                                                               (in thousands)
Loans secured by real estate:
     Construction and land development .......................   $  128,062
     Secured by 1-4 family residential properties ............      225,454
     Secured by multifamily (5 or more) residential properties       54,911
     Secured by non-farm non-residential properties ..........      321,683

Commercial and industrial loans:
     To U.S. addresses (domicile) ............................      240,541

Loans to individuals for household, family and other personal expenditures (consumer):
     Credit cards and related plans ..........................       21,482
     Other ...................................................      380,183
Tax exempt industrial development obligations ................        3,071
All other loans ..............................................        3,933
Lease financing receivables, net of unearned income ..........       25,379
                                                                 ----------
     Total ...................................................   $1,404,699
                                                                 ==========

Non-Performing Loans. The following table presents the principal amounts of non accrual and renegotiated loans (1) at September 30, 1999 in addition to a schedule presenting loans contractually past due 90 days or more as to interest or principal still accruing interest. At September 30, 1999 the ratio of the allowance for credit losses to total loans amounted to 0.79%. On an annualized basis, the ratio of net charge-offs to average loans was .60% for the nine month period ended September 30, 1999.


                                                        September 30,                        December 31,
                                                      1999       1998      1998       1997       1996       1995        1994
                                                                              (dollars in thousands)
Loans accounted for on a non-accrual basis ......   $ 9,856    $13,320    $12,369    $ 9,857    $15,106    $16,695    $13,925
Loans renegotiated to provide a reduction or
    deferral of interest or principal ...........      --         --         --         --         --         --        1,367
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing loans (1) ..................     9,856     13,320     12,369      9,857     15,106     16,695     15,292
                                                    -------    -------    -------    -------    -------    -------    -------
Other real estate owned .........................     1,204      3,836      3,114      2,265      4,237      4,260      6,093
Non-performing insurance premium
 financing receivables ..........................      --         --         --         --         --        4,778       --
                                                    -------    -------    -------    -------    -------    -------    -------
Total non-performing assets (1) .................   $11,060    $17,156    $15,483    $12,122    $19,343    $25,733    $21,385
                                                    =======    =======    =======    =======    =======    =======    =======
Non-performing loans/total loans (1) ............      0.70%      1.12%      1.01%      0.98%      1.65%      1.86%      2.13%
Non-performing assets/total loans and
    non-performing assets (1) ...................      0.79%      1.44%      1.26%      1.20%      2.11%      2.85%      2.95%
Loans past due 90 days or more as to interest
    or principal payments still accruing interest
    and not included in non-accrual loans .......   $ 6,681    $ 6,661    $ 7,107    $ 5,460    $ 5,455    $ 7,992    $ 6,584
                                                    =======    =======    =======    =======    =======    =======    =======



     Non-accrual loans(1) decreased to $9.9 million at September 30, 1999 compared to $12.4 million at December 31, 1998. The decrease reflected approximately $2.3 million of additions, $1.6 million of charge-offs, $2.0 million of payments, $920,000 of transfers to other real estate and $315,000 of returns to accrual status.

     Other real estate owned amounted to $1.2 million at September 30, 1999 compared to $3.1 million at December 31, 1998. Activity in the nine months ended September 30, 1999 reflected $1.6 million of additions, sales and other receipts of $3.4 million and $97,000 of charge-offs.

     Interest on Non-Accrual Loans(1). If interest on non-accrual loans had been accrued, such income would have been $585,000 and $700,000, respectively for the first nine months of 1999 and 1998.

     Provision for Credit Losses. The provision for credit losses for the first nine months of 1999 was $4.6 million compared to $4.7 million in the first nine months of 1998. The 1998 provision reflected a $1.5 million increase relating to the Regent loan portfolio to increase the reserve to levels determined by an analysis applying estimated loss ratios to the various loan categories in accordance with the Company's standard policies.
-----------------------------------------
(1)  Excluding loans past due 90 days or more still accruing interest.

Summary of Credit Loss Experience. The following table summarizes the credit loss experience of JBI for the periods shown.

                                                   September 30,                          December 31,
                                                  1999       1998        1998      1997       1996        1995       1994
                                                                       (dollars in thousands)
Balance in the allowance for credit losses at
    beginning of period .....................   $12,407    $14,136    $14,136    $16,794    $21,492    $10,700    $ 8,189
                                                -------    -------    -------    -------    -------    -------    -------

Loans charged-off:
    Commercial ..............................       334        471        908      2,254      2,510      2,817      1,336
    Construction ............................        40        213        213       --          473       --          190
    Real estate mortgage ....................     1,300      1,921      2,944      4,254      4,724      1,716      2,123
    Credit card .............................     2,025      1,874      2,714        835        160         16       --
    IPF .....................................      --         --         --         --        8,967       --         --
    Installment and lease financing .........     3,459      1,313      2,059      1,362        522        435        272
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................     7,158      5,792      8,838      8,705     17,356      4,984      3,921
                                                -------    -------    -------    -------    -------    -------    -------

Recoveries:
    Commercial ..............................       121        366        403        216        109        266        393
    Construction ............................      --         --         --         --         --         --         --
    Real estate mortgage ....................       621        292        337      1,276        901        439        196
    Credit card .............................        42         37         49          9       --         --         --
    IPF .....................................      --         --           47        757      1,482       --         --
    Installment and lease financing .........       454        198        310         89         51         59         28
                                                -------    -------    -------    -------    -------    -------    -------
       Total ................................     1,238        893      1,146      2,347      2,543        764        617
                                                -------    -------    -------    -------    -------    -------    -------
Net charge-offs .............................     5,920      4,899      7,692      6,358     14,813      4,220      3,304
Acquisitions ................................      --         --         --         --         --        6,121      3,098
Provision charged to operations .............     4,590      4,653      5,963      3,700     10,115      8,891      2,717
                                                -------    -------    -------    -------    -------    -------    -------
Balance in allowance for credit losses at end
    of period ...............................   $11,077    $13,890    $12,407    $14,136    $16,794    $21,492    $10,700
                                                =======    =======    =======    =======    =======    =======    =======
Net charge-offs/average loans ...............      0.60%      0.60%      0.71%      0.67%      1.63%      0.53%      0.51%


     Increased   installment  and  lease  financing  charge-offs  reflected  the significant growth in consumer installment loans.

Year 2000. As a control over the potential disruption which might result from year 2000 ("Y2K") computer malfunctions or failure of computer chips utilized in equipment, management is in process of rectifying non-compliant software and hardware systems throughout the institution. The bank's loan and deposit applications are serviced by Fiserv, a publicly held corporation which specializes in providing data processing services to financial institutions. Management is monitoring that company's execution of its plan to bring remaining applications into compliance. Fiserv's compliance is further under review by a third party firm and is scheduled for additional examinations through 1999.Management believes that Fiserv is on schedule, based upon information from that company. Management does not expect that the costs of bringing the Company's systems into Y2K compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company has been actively involved in Y2K issues. The Company has assessed its state of readiness by evaluating its information technology ("IT") and non-IT systems. The IT systems consist of data processing services owned by service providers, an administrative network, various networked computers and equipment. Service providers have developed a project time line to meet all deadlines as prescribed by the FDIC. They have provided updates on their progress in meeting those goals which document that they are meeting the FDIC guidelines. The administrative network is in the process of being fully tested. All non-compliant equipment and software has been updated or replaced to achieve Y2K compliance. The Company has made the following determinations in regard to Y2K issues relating to third parties. The Federal Reserve Bank and other regulatory agencies, both federal and state, all purport to be in compliance or on schedule with Y2K issues. Vendors are substantially fungible and alternative sources for any with Y2K problems can be utilized. For depositors the Company has provided public forums to discuss Y2K issues; however, the Company does not anticipate any significant Y2K issues with its deposit base. With regard to borrowers, each loan made since June 1, 1998 has been evaluated as to its Y2K issues. Loan officers are in the process of determining any special exposures. Based upon its knowledge of its portfolio, no significant special exposures are known. The Company replaced hardware and software through prior expenditures and did not accelerate any replacement periods. All labor costs were incurred using existing staff. Outside vendors are being utilized during the testing phase of the Company's plan. Incremental costs for 1999 are not currently anticipated to exceed $200,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK Refer to 10-K and Asset and Liability Management section of this 10Q.

Part II. Other Information

Item 6.  Reports  on Form 8-K
1. Form 8-K filed July 29, 1999 - Item (5) Other events: second quarter 1999 earnings release.

SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 JEFFBANKS, INC.
                                  (Registrant)

Dated: November 12, 1999      By /s/ Betsy Cohen
                              -------------------------
                              Betsy Cohen
                              Chairperson of the Board
                              (Chief Executive Officer)

Dated: November 12, 1999      By /s/ Martin F. Egan
                              ------------------------------------------
                              Martin F. Egan
                              Vice President & Controller